Form 10-Q
period 2013-09-30
Asterias Biotherapeutics, Inc.
filed 2013-11-12
CIK 1572552

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 000-55046

Asterias Biotherapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-1047971
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

230 Constitution Drive
Menlo Park, California 94025
 (Address of principal executive offices)

(650) 433-2900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,537,779 shares of Series A common stock, $0.0001 par value, and 23,961,040 shares of Series B common stock, $0.0001 par value, as of November 12, 2013.

PART 1--FINANCIAL INFORMATION

Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this report. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

References to “Asterias,” “are” or “we” means Asterias Biotherapeutics, Inc.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1.	Financial Statements

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$91,579	$-
Prepaid expenses and other current assets	224,171	4,011
Total current assets	315,750	4,011

NONCURRENT ASSETS
Equipment and furniture, net	1,480,192	-
Deposits	54,423	-
Total noncurrent assets	1,534,615	-
TOTAL ASSETS	$1,850,365	$4,011

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Amount due to BioTime	$6,392,155	$761,164
Accounts payable	353,744	-
Accrued liabilities	234,907	-
Total noncurrent liabilities	6,980,806	761,164
TOTAL LIABILITIES	6,980,806	761,164

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value, authorized 5,000,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000,000 shares Series A, $0.0001 par value, and 75,000,000 shares Series B, $0.0001 par value; no shares Series A common stock and 51,700 shares Series B common stock issued and outstanding at September 30, 2013 and December 31, 2012 respectively	5	5
Additional paid-in capital	493,169	51,735
Deficit accumulated during the development stage	(5,573,615)	(758,893)
Subscription receivable	(50,000)	(50,000)
Total stockholders’ deficit	(5,130,441)	(757,153)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,850,365	$4,011

See accompanying notes to the interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Period Ended September 30, 2013		Period from Inception (September 24, 2012) to
	Three months	Nine months	September 30, 2012	September 30, 2013
Research and development	$(1,149,059)	$(1,931,048)	$-	$(1,931,048)
General and administrative	(1,523,732)	(2,888,028)	(32,308)	(3,646,591)
Total expenses	(2,672,791)	(4,819,076)	(32,308)	(5,577,639)

Loss from operations	(2,672,791)	(4,819,076)	(32,308)	(5,577,639)

OTHER INCOME/EXPENSES
Gain on sale of fixed assets	2,430	2,430	-	2,430
Other income/(expenses), net	1,833	1,924	(30)	1,594
Total other income/(expenses), net	4,263	4,354	(30)	4,024

NET LOSS	$(2,668,528)	$(4,814,722)	$(32,338)	$(5,573,615)

Basic and diluted net loss per common share	$(51.62)	$(93.13)	$(0.64)	$(107.84)

Weighted average common shares outstanding used to compute net loss per common share, basic and diluted	51,700	51,700	50,850	51,686

See accompanying notes to the interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

STATEMENT OF STOCKHOLDERS’ DEFICIT

						Accumulated
						Deficit
	Common Stock				Additional	During the
	Series A		Series B		Paid-In	Development	Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Deficit
Common stock issued to BioTime on September 24, 2012 (date of inception)	-	$-	50,000	$5	$49,995	$-	$(50,000)	$-
Common stock issued to officer on September 27, 2012	-	-	1,700	-	1,740	-	-	1,740
Net loss	-	-	-	-	-	(758,893)	-	(758,893)
Balance at December 31, 2012	-	-	51,700	5	51,735	(758,893)	(50,000)	(757,153)
Stock-based compensation	-	-	-	-	441,434	-	-	441,434
Net loss	-	-	-	-	-	(4,814,722)	-	(4,814,722)
Balance at September 30, 2013 (Unaudited)	-	$-	51,700	$5	$493,169	$(5,573,615)	$(50,000)	$(5,130,441)

See accompanying notes to the interim financial statements

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

 STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine months ended	Period from Inception (September 24, 2012) to
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,814,722)	$(32,338)	$(5,573,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	95,244	-	95,244
Stock-based compensation	441,434	-	441,434
Gain on sale of equipment and furniture	(2,430)	-	(2,430)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(220,160)	30	(222,431)
Accounts payable	353,744	-	353,744
Accrued liabilities	234,907	-	234,907
Net cash used in operating activities	(3,911,983)	(32,308)	(4,673,147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(1,600,506)	-	(1,600,506)
Proceeds from sale of equipment and furniture	27,500	-	27,500
Payment of security deposits	(54,423)	-	(54,423)
Net cash used in investing activities	(1,627,429)	-	(1,627,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to BioTime	5,630,991	32,308	6,392,155
Net cash provided by financing activities	5,630,991	32,308	6,392,155

Net increase in cash:
Cash at beginning of period	-	-	-
Cash at end of period	$91,579	$-	$91,579

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued upon investment by BioTime	$-	$50,000	$50,000
Common stock issued in exchange for non-cash consideration in connection with investment by officer	$-	$1,740	$1,740

See accompanying notes to the interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

Asterias Biotherapeutics, Inc. (a company in the development stage) (“Asterias”) was incorporated in Delaware on September 24, 2012.  Through September 30, 2013, Asterias was a majority-owned and controlled subsidiary of BioTime, Inc. (“BioTime”).  Although the Asset Contribution Agreement with BioTime and other non-related parties that closed on October 1, 2013 (See Note 2) reduced BioTime’s common stock ownership percentage of Asterias, Asterias continues to be a majority-owned and controlled subsidiary of BioTime.

Asterias’ primary focus is the emerging field of regenerative medicine. Asterias’ core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  Asterias plans to develop therapeutic products from “pluripotent” stem cells to treat diseases or injuries in a variety of medical fields, including neurology, oncology, cardiology, metabolic diseases, ophthalmology, orthopedics, and blood and vascular diseases.

Asterias is considered to be in the development stage as defined in Statement of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

At September 30, 2013 and December 31, 2012, Asterias had generated no revenue.  Asterias’ activities through September 30, 2013 primarily related to Asterias’ formation, the execution of the Asset Contribution Agreement described below, and preparation for the start of its planned research and development operations following the acquisition of assets under the Asset Contribution Agreement.  Certain other expenses are primarily attributed to rent and utilities and general overhead expenses.  Asterias has selected December 31 as its fiscal year end.

2. Asset Contribution Agreement with BioTime and Geron Corporation

On January 4, 2013, Asterias entered into an Asset Contribution Agreement with BioTime and Geron Corporation (“Geron”) pursuant to which BioTime and Geron agreed to concurrently contribute certain assets to Asterias in exchange for shares of Asterias common stock.

Acquired Assets

Under the Asset Contribution Agreement, BioTime and Geron agreed to contribute the following assets to Asterias (the “Asset Contribution”):

From Geron:

•
certain patents and patent applications and all related active prosecution cases, trade secrets, know-how and certain other intellectual property rights, and all of Geron’s goodwill with respect to the technology of Geron directly related to the research, development and commercialization of certain products and know-how related to human embryonic stem (“hES”) cells;

•	certain biological materials and reagents (including master and working cell banks, original and seed banks, and research, pilot and GMP grade lots and finished product);

•	certain laboratory equipment;

•	certain contracts;

•	certain books, records, lab notebooks, clinical trial documentation, files and data;

•
certain regulatory filings, including the investigational new drug applications filed with the United States Food and Drug Administration for clinical trials for GRNOPC1 for spinal cord injury, including a Phase I safety study of oligodendrocyte progenitor (GRNOPC1) cells in patients with neurologically complete, subacute spinal cord injury, and long term follow up of subjects who received GRNOPC1, and the clinical trials for VAC1 for acute myelogenous leukemia, including a Phase I/II study of active immunotherapy with GRNVAC1, autologous mature dendritic cells transfected with mRNA encoding human telomerase reverse transcriptase (hTERT), in patients with acute myelogenous leukemia (AML) in complete remission (Protocol No. CP06-151) (the “Clinical Trials”); and;

•	certain abandoned or inactive patents and abandoned or inactive patent applications.

From BioTime:

•
8,902,077 BioTime common shares, which for purposes of the Asset Contribution Agreement were valued at $30,000,000 based upon the aggregate volume weighted-average per share closing price of BioTime common shares as listed on the NYSE MKT for the twenty (20) consecutive trading days immediately preceding January 4, 2013 (the “Average Price”);

•
Warrants to subscribe for and purchase 8,000,000 additional BioTime common shares (the “BioTime Warrants”) exercisable for a period of five years at a price of $5.00 per share, subject to pro rata adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions;

•	forgiveness of a loan in the amount of $5,000,000;

•	10% of the shares of common stock of BioTime’s subsidiary OrthoCyte Corporation issued and outstanding as of January 4, 2013;

•	6% of the ordinary shares of BioTime’s subsidiary Cell Cure Neurosciences, Ltd. issued and outstanding as of January 4, 2013; and

•
a quantity of certain hES cell lines produced under “good manufacturing practices” sufficient to generate master cell banks, and non-exclusive, world-wide, royalty-free licenses to use those cell lines and certain patents pertaining to stem cell differentiation technology for any and all purposes.

Assumed Liabilities

Under the Asset Contribution Agreement, Asterias agreed to assume all obligations and liabilities of Geron and its affiliates relating to:

•	The assets contributed by Geron and attributable to periods, events or circumstances after the Asset Contribution;

•	obligations of Geron and its affiliates to be performed following the Asset Contribution, under contracts contributed to Asterias;

•
an appeal filed in the United States District Court in Civil Action No. C12-04813 (the “ViaCyte Appeal”) seeking the reversal of two adverse determinations by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences with respect to two patent applications in U.S. Patent Interference 105,734, involving US patent 7,510,876 (ViaCyte) and US patent application 11/960,477 (Geron), and U.S. Patent Interference 105,827 involving US patent 7,510,876 (ViaCyte) and US patent application 12/543,875 (Geron).  Asterias will also assume the patent interferences upon which the ViaCyte Appeal is based, as well as certain oppositions filed by Geron against certain ViaCyte, Inc. patent filings in Australia and in the European Patent Office; and

•	the Clinical Trials.

In addition, Asterias agreed to bear certain costs arising after June 30, 2013 through close of the Asset Contribution for the prosecution of patent applications and maintenance of patents to be assigned to Asterias under the Asset Contribution Agreement.

Securities to Be Issued by Asterias to Geron and BioTime

Asterias agreed to issue to Geron and BioTime the following securities at the closing of the Asset Contribution:

•	To Geron, 6,537,779 shares of Series A common stock, par value $0.0001 per share (“Series A Shares”); and

•
To BioTime, 21,773,340 shares of Series B common stock, par value $0.0001 per share (“Series B Shares”), and warrants to purchase 3,150,000 Series B Shares, exercisable for a period of three years from the date of issue at an exercise price of $5.00 per share.

Series A Share Distribution

Under the Asset Contribution Agreement, Geron  agreed to distribute to its stockholders, on a pro rata basis, subject to applicable legal requirements and certain other limitations, the 6,537,779 Series A Shares issued to Geron in the Asset Contribution (the “Series A Distribution”).

BioTime Warrants Distribution

Under the Asset Contribution Agreement, Asterias agreed to distribute to the holders of its Series A Shares the 8,000,000 BioTime Warrants contributed to Asterias by BioTime in the Asset Contribution.  Asterias will distribute the BioTime Warrants as promptly as practicable after notice from Geron that the Series A Distribution has been completed.

Stock and Warrant Purchase Agreement

On January 4, 2013 Asterias entered into a Stock and Warrant Purchase Agreement with Romulus Films, Ltd (“Romulus”) pursuant to which Romulus agreed to purchase 2,136,000 Series B Shares and warrants to purchase 350,000 additional Series B Shares for $5,000,000 in cash upon the consummation of the Asset Contribution.

3. Summary of Significant Accounting Policies

Basis of presentation –The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the Securities and Exchange Commission ("SEC").  BioTime has consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through the ownership of Series B shares of Asterias throughout the periods presented.  BioTime had a 96.7% ownership of the outstanding common stock of Asterias at September 30, 2013 (unaudited) and December 31, 2012.

BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of Asterias based on the amount of time that particular employees devote to Asterias affairs.  Other expenses such as legal, accounting, travel, and entertainment expenses are allocated to Asterias to the extent that those expenses are incurred by or on behalf of Asterias.  BioTime also allocates certain overhead expenses such as insurance, internet, and telephone expenses based on a percentage determined by management.  These allocations are made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to Asterias operations or management.  Management evaluates the appropriateness of the percentage allocations on a quarterly basis and believes that this basis for allocation is reasonable.

Unaudited interim financial information – The unaudited interim balance sheet as of September 30, 2013, the unaudited interim statements of operations for the three and nine months ended September 30, 2013, the period from inception (September 24, 2012) to September 30, 2012, the period from inception (September 24, 2012) to September 30, 2013, and the unaudited interim statements of cash flows for the nine months ended September 30, 2013, the period from inception (September 24, 2012) to September 30, 2012, and the period from inception (September 24, 2012) to September 30, 2013 have been prepared by Asterias’ management.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly our financial position as of September 30, 2013.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results anticipated for the full year of 2013.

Development stage company – Asterias complies with the reporting requirements of ASC 915, “Development Stage Entities.”

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Equipment and furniture –Equipment and furniture are stated at cost and are being depreciated using the straight-line method over a period of 36 to 120 months.

Impairment of long-lived assets – Asterias’ long-lived assets, including intangible assets, will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, Asterias will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the assets are impaired, the impairment will be recognized and measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Reclassification – Certain prior period amounts have been reclassified to conform to the current period presentation.

 Income taxes – Asterias’ operations were historically included in BioTime’s consolidated U.S. federal and certain state income tax returns.  The provision for income taxes has been determined as if Asterias had filed separate tax returns for the periods presented.  Accordingly, the effective tax rate of Asterias in future years could vary from its historical effective tax rates depending on the future legal structure of Asterias and related tax elections.  The historical deferred tax assets, including the operating losses and credit carryforwards generated by Asterias, will remain with BioTime. Asterias accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities.  Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties as of September 30, 2013 and December 31, 2012.  Management is currently unaware of any tax issues under review.

Loss per share – Basic net loss per share is computed by dividing net loss attributable to Asterias by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per share reflects the weighted-average number of shares of common stock outstanding plus the potential effect of dilutive securities or contracts which are convertible to common stock, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.

The computations of basic and diluted net loss per share are as follows:

	As of September 30, 2013 (Unaudited)		Period from Inception (September 24, 2012) to (Unaudited)
	Three months	Nine months	September 30, 2012	September 30, 2013
Net loss	$(2,668,528)	$(4,814,722)	$(32,338)	$(5,573,615)
Weighted average common shares of common stock – basic and diluted	51,700	51,700	50,850	51,686
Net loss per share – basic and diluted	$(51.62)	$(93.13)	$(0.64)	$(107.84)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	As of September 30, 2013 (Unaudited)		Period from Inception (September 24, 2012) to (Unaudited)
	Three months	Nine months	September 30, 2013	September 30, 2012
Stock options under Equity Incentive Plan	2,755,000	2,755,000	2,755,000	-

Effect of recently issued and recently adopted accounting pronouncements – There are no recently issued accounting standards which are not yet effective which Asterias believes would materially impact the financial statements.

4. Balance Sheet Components

Equipment and Furniture, Net

At September 30, 2013 and December 31, 2012, equipment and furniture were comprised of the following:

	September 30, 2013	December 31,
	(Unaudited)	2012

Equipment and furniture	$1,575,436	$-
Accumulated depreciation	(95,244)	-
Equipment and furniture, net	$1,480,192	$-

Depreciation expense amounted to $95,244 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

Prepaid Expenses and Other Current Assets

At September 30, 2013 and December 31, 2012, prepaid expenses and other current assets were comprised of the following:

	September 30, 2013	December 31,
	(Unaudited)	2012

Prepaid rent	$190,319	$-
Investment in stock	3,350	1,410
Other prepaid expenses and current assets	30,502	2,601
Prepaid expenses and other current assets	$224,171	$4,011

Accrued Liabilities

At September 30, 2013 and December 31, 2012, accrued liabilities were comprised of the following:

	September 30, 2013	December 31,
	(Unaudited)	2012

Legal expenses	$178,420	$-
Other accrued expenses	56,487	-
Accrued liabilities	$234,907	$-

5. Liquidity

Asterias has incurred operating losses and negative cash flow since inception, and had an accumulated deficit of $5,573,615 (unaudited) and $758,893 as of September 30, 2013 and December 31, 2012, respectively.  Asterias plans to invest significant resources in research and development in the field of regenerative medicine.  Asterias expects to continue to incur operating losses and negative cash flows.  BioTime funded Asterias’ business activities from inception through September 30, 2013.

6. Related Party Transactions

 On September 24, 2012, Asterias issued 50,000 Series B Shares to BioTime for $1.00 per share and on September 27, 2012, issued 1,700 Series B Shares to an officer in exchange for 1,000 shares of common stock of a publicly traded company other than BioTime with a market value of $1,740 at the time of investment.  Those were the only shares of Asterias common stock outstanding as of September 30, 2013.

7. Equity Incentive Plan

During March 2013, Asterias’ Board of Directors approved an Equity Incentive Plan (the “Plan”) under which Asterias has reserved 4,500,000 shares of common stock for the grant of stock options or the sale of restricted stock.  Initially, Asterias will issue Series B Shares under the Plan, but upon the conversion of all of the outstanding Series B Shares into Series A Shares, Asterias will issue Series A Shares under the Plan.  The Plan also permits Asterias to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.  Asterias’ stockholders approved the Plan in September 2013.

No options may be granted under the Plan more than ten years after the date upon which the Plan was adopted by the Board of Directors, and no options granted under the Plan may be exercised after the expiration of ten years from the date of grant.  Under the Plan, options to purchase common stock may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant, subject to certain limited exceptions for options granted in substitution of other options.  Options may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Compensation Committee.  The Plan also permits Asterias to award restricted stock for services rendered or to sell common stock to employees subject to vesting provisions under restricted stock agreements that provide for forfeiture of unvested shares upon the occurrence of specified events under a restricted stock award agreement.  Asterias may permit employees or consultants, but not officers or directors, who purchase stock under restricted stock purchase agreements, to pay for their shares by delivering a promissory note that is secured by a pledge of their shares.

Asterias may also grant stock appreciation rights (“SARs”) and hypothetical units issued with reference to Asterias common stock (“Restricted Stock Units”) under the Plan.  An SAR is the right to receive, upon exercise, an amount payable in cash or shares or a combination of shares and cash, as determined by the Board of Directors or the Compensation Committee, equal to the number of shares subject to the SAR that is being exercised multiplied by the excess of (a) the fair market value of a share of Asterias common stock on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement.

The terms and conditions of a grant of Restricted Stock Units will be determined by the Board of Directors or Compensation Committee.  No shares of stock will be issued at the time a Restricted Stock Unit is granted, and Asterias will not be required to set aside a fund for the payment of any such award.  A recipient of Restricted Stock Units will have no voting rights with respect to the Restricted Stock Units.  Upon the expiration of the restrictions applicable to a Restricted Stock Unit, Asterias will either issue to the recipient, without charge, one share of common stock per Restricted Stock Unit or cash in an amount equal to the fair market value of one share of common stock.

Options Granted

As of September 30, 2013, Asterias had granted to certain officers, employees, and directors, options to purchase a total of 2,755,000 Series B Shares at exercise price of $2.34 per share under the Plan.

A summary of the Company's stock option activity and related information follows:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)
Outstanding at December 31, 2012	-	$-
Granted	2,880,000	2.34
Exercised	-	-
Forfeited	(125,000)	2.34
Outstanding at September 30, 2013	2,755,000	$2.34	6.42
Exercisable at September 30, 2013	291,042	$2.34	5.92

The fair value of each stock option is estimated on the grant date using the Black-Scholes-Merton option-pricing model using the following assumptions:

September 30, 2013 (Unaudited)
Risk-free interest rate	0.42 – 1.105%
Dividend yield	-
Volatility	69.86 – 76.16%
Expected term (years)	2.72-4.18

8. Commitments and Contingencies

Asterias had no commitments other than those under the Asset Contribution Agreement as of September 30, 2013 and as of December 31, 2012, and its obligation under a sublease of its office and research facility, which Asterias subleases from BioTime.

As of September 30, 2013, Asterias’ contractual sublease obligations for the next three years were as follows:

Operating Lease Commitments
2013	$95,357
2014	381,427
2015	381,427
Total	$858,211

9. Shared Facilities and Service Agreement

On April 1, 2013, Asterias and BioTime executed a Shared Facilities and Services Agreement (“Shared Facilities Agreement”).  Under the terms of the Shared Facilities Agreement, BioTime will allow Asterias to use its premises and equipment located at Alameda, California for the sole purpose of conducting business.  BioTime will provide basic accounting, billing, bookkeeping, payroll, treasury, collection of accounts receivable (excluding the institution of legal proceedings or taking of any other action to collect accounts receivable), payment of accounts payable, and other similar administrative services to Asterias.  BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries.  BioTime will also provide Asterias with the services of its laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for Asterias at the premise.

BioTime will charge Asterias a fee for the services and usage of facilities, equipment, and supplies aforementioned.  For each billing period, BioTime will equitably prorate and allocate its employee costs, equipment costs, insurance costs, lease costs, professional costs, software costs, supply costs, and utilities costs, between BioTime and Asterias based upon actual documented use and cost by or for Asterias or upon proportionate usage by BioTime and Asterias, as reasonably estimated by BioTime.  Asterias shall pay 105% of the allocated costs (the “Use Fee”).  The allocated cost of BioTime employees and contractors who provide services will be based upon records maintained of the number of hours of such personnel devoted to the performance of services.

The Use Fee will be determined and invoiced to Asterias on a quarterly basis for each calendar quarter of each calendar year.  If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement.  Each invoice will be payable in full by Asterias within 30 days after receipt.  Any invoice or portion thereof not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from Asterias funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of Asterias.

In addition to the Use Fees, Asterias will reimburse BioTime for any out of pocket costs incurred by BioTime for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of Asterias, provided that invoices documenting such costs are delivered to Asterias with each invoice for the Use Fee.  Furthermore, BioTime will have no obligation to purchase or acquire any office supplies or other goods and materials or any services for Asterias, and if any such supplies, goods, materials or services are obtained for Asterias, BioTime may arrange for the suppliers thereof to invoice Asterias directly.

Asterias in turn may charge BioTime or any Other Subsidiary for similar services provided by Asterias at the same rate and terms as aforementioned.  “Other Subsidiary” means a subsidiary of BioTime other than Asterias and other than a subsidiary of Asterias.

The Shared Facilities Agreement terminates on December 31, 2016, provided that, unless otherwise terminated under another provision of the Shared Facilities Agreement, the term of the Shared Facilities Agreement will automatically be renewed and the termination date will be extended for an additional year each year after December 31, 2016, unless either party gives the other party written notice stating that the Shared Facilities Agreement will terminate on December 31 of that year.

BioTime allocated $27,185 and $68,894 of general overhead expenses to Asterias during the three and nine months ended September 31, 2013, respectively.

10. Subsequent Events

On October 1, 2013, the Asset Contribution was consummated (See Note 2).  Asterias issued 6,537,779 Series A Shares to Geron and 21,773,340 Series B Shares and warrants to purchase an additional 3,150,000 Series B Shares to BioTime.  Concurrently with the close of the Asset Contribution under the Asset Contribution Agreement, Asterias issued 2,136,000 Series B Shares and warrants to purchase 350,000 additional shares of Series B Shares to Romulus for $5,000,000 in cash pursuant to the Stock and Warrant Purchase Agreement.  BioTime now owns approximately 71.6% of the outstanding Asterias common stock, Geron now owns approximately 21.4% of the outstanding Asterias common stock, and Romulus now owns approximately 7.0%, of the outstanding Asterias common stock. Pursuant to the Asset Contribution Agreement, Geron has agreed to distribute its Series A Shares to its stockholders on a pro rata basis, subject to applicable legal requirements and certain other limitations.

Upon the consummation of the Asset Contribution, the $5,000,000 principal balance of the Promissory Note was cancelled in satisfaction of BioTime’s obligation to contribute $5,000,000 to Asterias under the Asset Contribution Agreement.

In connection with the Asset Contribution, on October 1, 2013, Asterias entered into a Royalty Agreement with Geron pursuant to which Asterias agreed to pay Geron a 4% royalty on net sales (as defined in the Royalty Agreement), by Asterias or any of Asterias’ affiliates or sales agents, of any products that are developed and commercialized by Asterias that are covered by the patents contributed by Geron.  In the case of sales of such products by a person other than Asterias or one of its affiliates or sales agents, Asterias will be required to pay Geron 50% of all royalties and cash payments received by Asterias or by its affiliate in respect of a product sale.

In addition, on October 1, 2013, Asterias received from Geron an exclusive sublicense of certain patents owned by the University of Colorado; University License Equity Holdings, Inc. relating to telomerase (the “Telomerase Sublicense”).  The Telomerase Sublicense entitles Asterias to use the sublicensed patents in the development of certain immunological treatments for cancer.  Under the Telomerase Sublicense, Asterias paid Geron an up-front license fee and will pay a small annual license maintenance fee, and a small royalty on sales of any products that Asterias may develop and commercialize that are covered by the sublicensed patents.

Non-Exclusive License Agreement

On October 7, 2013, Asterias entered into a Non-Exclusive License Agreement with the Wisconsin Alumni Research Foundation (“WARF”) under which Asterias was granted a worldwide non-exclusive license to use certain WARF patents and WARF-owned embryonic stem cell lines in the development and commercialization of therapeutic, diagnostic and research products.  The licensed patents include patents covering primate embryonic stem cells as compositions of matter, as well as methods for growth and differentiation of primate embryonic stem cells.  In consideration of the rights licensed to Asterias, Asterias has agreed to pay WARF an upfront license fee, payments upon the attainment of specified clinical development milestones, royalties on sales of commercialized products, and, subject to certain exclusions, a percentage of any payments that Asterias may receive from any sublicenses that it may grant to use the licensed patents or stem cell lines.

These financial statements were approved by management and the Board of Directors, and were issued on November 12, 2013 (unaudited).  Subsequent events have been evaluated through that date.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand Asterias’ unaudited interim condensed financial statements for the nine months ended September 30, 2013 and Asterias’ audited financial statements for the period from September 24, 2012 (Asterias’ date of inception) to December 31, 2012, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of Asterias’ financial condition, changes in financial condition and results of operations.  These historical financial statements may not be indicative of Asterias’ future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Risk Factors."

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine.  Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  We plan to develop therapeutic products from “pluripotent” stem cells to treat diseases or injuries in a variety of medical fields, including neurology, oncology, cardiology, metabolic diseases, ophthalmology, orthopedics, and blood and vascular diseases.

“Regenerative medicine” refers to an emerging field of therapeutic product development that may allow all human cell and tissue types to be manufactured on an industrial scale.  This new technology is made possible by the isolation of human embryonic stem (“hES”) cells, and by the development of induced pluripotent stem (“iPS”) cells which are created from regular cells of the human body using technology that allows adult cells to be “reprogrammed” into cells with pluripotency much like hES cells.  Pluripotent hES and iPS cells have the unique property of being able to branch out into each and every kind of cell in the human body, including the cell types that make up the brain, the blood, the heart, the lungs, the liver, and other tissues.  Unlike adult-derived stem cells that have limited potential to become different cell types, pluripotent stem cells may have vast potential to supply an array of new regenerative therapeutic products, especially those targeting the large and growing markets associated with age-related degenerative disease.  Unlike pharmaceuticals that require a molecular target, therapeutic strategies in regenerative medicine are generally aimed at regenerating affected cells and tissues, and therefore may have broader applicability.  We believe that regenerative medicine represents a revolution in the field of biotechnology with the promise of providing therapies for diseases previously considered incurable.

On October 1, 2013, we completed the acquisition of certain assets from Geron Corporation (“Geron”)  that had been used in Geron’s hES cell research and development programs.  We also acquired certain assets from our parent corporation, BioTime, Inc. (“BioTime”).  The acquisition of the Geron assets and the assets from BioTime (the “Asset Contribution”) was completed under the terms of an Asset Contribution Agreement, dated January 4, 2013 (the “Asset Contribution Agreement”), to which we, Geron and BioTime were the parties.

The assets we acquired from Geron include:

•	certain patents and patent applications and all related active prosecution cases, trade secrets, know-how and certain other intellectual property rights, and all of Geron’s goodwill with respect to the technology of Geron directly related to the research, development and commercialization of certain products and know-how related to hES cells;

•	certain biological materials and reagents (including master and working cell banks, original and seed banks, and research, pilot and good manufacturing practices (cGMP) grade lots and finished product);

•	certain laboratory equipment;

•	certain contracts;

•	certain books, records, lab notebooks, clinical trial documentation, files and data;

•	certain regulatory filings for clinical trials for the following product candidates:

•	GRNOPC1 for spinal cord injury, including the investigational new drug applications filed with the United States Food and Drug Administration (FDA) for Geron’s Phase I safety study of oligodendrocyte progenitor (GRNOPC1) cells in patients with neurologically complete, subacute spinal cord injury, and long term follow up of subjects who received GRNOPC1, and VAC1 for acute myelogenous leukemia (AML), including a Phase I/II study of active immunotherapy with GRNVAC1, autologous mature dendritic cells transfected with mRNA encoding human telomerase reverse transcriptase (hTERT), in patients with AML in complete remission (the “Clinical Trials”); and

•	certain abandoned or inactive patents and abandoned or inactive patent applications.

In addition, we received from Geron an exclusive sublicense of certain patents owned by the University of Colorado; University License Equity Holdings, Inc. relating to telomerase (the “Telomerase Sublicense”).  The Telomerase Sublicense entitles us to use the sublicensed patents in the development of certain immunological treatments for cancer.  Under the Telomerase Sublicense, we paid Geron an up-front license fee and will pay a small annual license maintenance fee, and a small royalty on sales of any products that we may develop and commercialize that are covered by the sublicensed patents.

We assumed the obligations and liabilities of Geron and its affiliates relating to the assets we acquired from them and attributable to periods, events or circumstances after the date of the acquisition, and the obligations of Geron and its affiliates to be performed under the contracts that Geron assigned to us.  We also assumed certain patent interference proceedings and liabilities arising from the Clinical Trials.

The assets we acquired from BioTime include:

•	a quantity of five human hES cell lines produced by BioTime’s subsidiary ES Cell International Pte Ltd (“ESI”) under cGMP sufficient to generate master cell banks, and non-exclusive, world-wide, royalty-free licenses to use those cell lines and certain patents pertaining to stem cell differentiation technology for any and all uses;

•	8,902,077 BioTime common shares;

•	warrants to subscribe for and purchase 8,000,000 additional BioTime common shares (the “BioTime Warrants”) exercisable for a period of five years at a price of $5.00 per share, subject to pro rata adjustment for certain transactions;

•	forgiveness of a loan in the amount of $5,000,000;

•	10% of the shares of common stock of BioTime’s subsidiary OrthoCyte Corporation issued and outstanding as of January 4, 2013; and

•	6% of the ordinary shares of BioTime’s subsidiary Cell Cure Neurosciences, Ltd. issued and outstanding as of January 4, 2013.

We have subsequently entered into a Materials Transfer Agreement with BioTime through which we have acquired the non-exclusive right to use certain hydrogel formulations for research purposes, and an option for a period of thirty-six months to negotiate a non-exclusive sub-license for use of BioTime’s hydrogels in neurological, cardiovascular and orthopedic human cell therapy applications.

Royalty Agreement

In connection with our acquisition of the stem cell assets from Geron, we entered into a Royalty Agreement with Geron pursuant to which we agreed to pay them a 4% royalty on net sales (as defined in the Royalty Agreement), by us or any of our affiliates or sales agents, of any products that are developed and commercialized by Asterias that are covered by the patents contributed by Geron to us.  In the case of sales of such products by a person other than us or one of our affiliates or sales agents, we will be required to pay Geron 50% of all royalties and cash payments received by us or by our affiliate in respect of a product sale.

Products Under Development

We acquired from Geron a significant portfolio of patents and patent applications, cell lines, and hES cell technology and know-how related to potential therapeutic products in various stages of development.  Two of the products under development have already been used in early stage clinical trials.

The product candidates under development from various cell types that we acquired from Geron are summarized in the following table:

Product Candidate Description	Target Market	Estimated Number of Potential Patients	Status

OPC1 – Glial Cells	Spinal Cord Injury	12,000 new cases per year in U.S.	Phase 1 Trial initiated in U.S. 5 Patients treated – no serious adverse events related to the OPC1 drug product to date.

	Multiple Sclerosis (“MS”)	180,000 new cases per year in U.S.

	Canavan's Disease(1)	Rare	Proof of principle achieved in animal models of spinal cord injury, MS, spine, and Canavan's Disease.

	Stroke	800,000 new cases per year in U.S.
VAC1 - Autologous Monocyte – Derived Dendritic Cells (infused cells derived from the treated patient)	Cancer	Prostate: 240,000 new cases per year in U.S. Acute myelogenous leukemia: more than 12,000 new cases per year in U.S.	Phase I study in metastatic prostate cancer completed (Journal of Immunology, 2005, 174: 3798-3807). Phase I/II study in acute myelogenous leukemia completed. Manuscript in preparation.
VAC2 – Dendritic Cells	Lung Cancer	226,000 new cases per year in U.S.	Cells derived and fully characterized (all normal cell functions verified in vitro).

	Multiple Myeloma	22,000 new cases per year in U.S.	Scalable manufacturing methods under development.

	Prostate Cancer	240,000 new cases per year in U.S.	Proof of concept established in multiple human in vitro systems.
CHND1 – Chondrocytes	Osteoarthritis	25 million total patients in U.S.	Cells derived and partly characterized (most, not all, normal cell functions verified in vitro). Early proof of concept in two animal models of osteoarthritis
	Degenerative Disk Disease	400,000 new spinal fusion cases per year in U.S.	.
CM1 - Cardiomyocytes	Heart Failure	6 million total patients in U.S.	Cells derived and fully characterized (all normal cell functions verified in vitro(2)).

	Myocardial Infarction	900,000 new cases per year in U.S.	Proof of concept in three animal models of disease.

Scalable manufacturing established.

First in man clinical trial designed.
IC1 – Islet Cells	Type 1 and some Type 2 Diabetes	5 million total insulin dependent patients in U.S.	Cells derived and partly characterized (most, not all normal cell functions verified in vitro).

Proof of concept in rodent diabetes model.

Scalable manufacturing methods under development.

(1) Canavan's Disease is a congenital neurological degenerative disease in which the growth of the myelin sheath surrounding nerves is inhibited resulting in mental retardation, loss of motor function, abnormal muscle tone, poor head control and enlarged head. Death usually occurs before age 4.

(2) In vitro means in tissue culture dishes.

The cost and developmental time required to develop any of them, is not presently known with certainty due to many factors including the following:

•	the functional state of the cells, cell lines and other biological reagents transferred to us cannot be determined until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment, which may not be completed for three to six months. The functionalities of the cells were within specification at the time of initial manufacturing and subsequent storage. However, the cells have remained in storage (under GMP conditions) for more than two years. Therefore, all the functional tests need to be repeated to verify that the cells remain within specification after the two year period of frozen storage.

•	the views of the FDA and comparable foreign regulatory agencies on the pre-clinical product characterization studies required to file an Investigational New Drug Application (IND) in order to initiate human clinical testing of potential therapeutic products;

•	the inherent uncertainty of laboratory research and any clinical trials that we may conduct;

•	the amount of capital that we will have for our development programs, including potential sources of additional capital through research grants or funded collaborations with third parties; and

•	the availability and recruitment of qualified personnel to carry out the analyses and evaluations described above.

Critical Accounting Policies

Development Stage Company – We comply with the reporting requirements of ASC 915, “Development Stage Entities.”

Impairment of long-lived assets – Our long-lived assets, including tangible assets, will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the assets are impaired, the impairment will be recognized and measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Results of Operations

Our activities through September 30, 2013 primarily related to our formation, the execution of the Asset Contribution Agreement, and preparation for the start of our planned research and development operations following the Asset Contribution.  Certain other expenses are primarily attributed to rent and utilities and general overhead expenses.

Research and development expenses recognized during the three and nine month periods ended September 30, 2013 amounted to $1,149,059 and $1, 931,048, respectively, and are primarily comprised of $508,133 and $809,847, respectively, of salaries, and payroll related expenses allocated to research and development expenses, $89,982 in employee stock-based compensation allocated to research and development expenses, $147,474 and $399,891, respectively of rent and facilities maintenance related expenses allocated to research and development expenses, $101,220 and $127,095, respectively, of scientific consulting expenses, and $206,756 and $324,633, respectively, of laboratory expense and supplies expenses.  Research and development expenses were incurred in setting up our research and product development facility and equipment, planning the initiation of our initial product development programs, including the next phase of clinical trials for our OPC1 and initial clinical trials for our VAC2 product candidates, licensing patents and stem cell lines from WARF, evaluating other technology that may be available for in-licensing or acquisition, preparing applications for research grants, and initiating discussions with third parties for the manufacture or co-development of product candidates.

General and administrative expenses recognized during the three and nine month periods ended September 30, 2013 amounted to $1,523,732 and $2,888,028, respectively and are primarily comprised of $505,774 and $1,010,428, respectively in legal and accounting fees incurred in connection with the registration of the Series A Shares under the Securities Act of 1933, as amended, and the registration or application for exemptions from registration of those shares under the securities laws of certain states and other jurisdictions, and matters related to the Asset Contribution Agreement, and $269,573 and $691,306, respectively in salaries and payroll related expenses allocated to general and administrative expenses, $384,767 and $401,473, respective in employee stock-based compensation allocated to general and administrative expenses, $103,563 and $221,284, respectively in rent and facilities maintenance related expenses allocated to general and administrative expenses, $111,808 and $160,040, respectively in director cash and stock-based compensation expense, and $63,230 and $158,407, respectively in general office expenses.

Operating expenses recognized during the period from September 24, 2012 (date of inception) through September 30, 2012 amounted to $32,308, which is primarily comprised of $31,152 in legal fees incurred in connection with the Asset Contribution Agreement.

Capital Transactions

On September 24, 2012, we sold 50,000 Series B Shares to BioTime for $50,000 in cash.  We also sold 1,700 Series B Shares to an officer in exchange for 1,000 shares of a publicly traded company with a market value of $1,740 at the time of investment.  The value of these shares declined to $1,500 and $1,410 at September 30, 2013 and at December 31, 2012, respectively.

On October 1, 2013, we closed the Asset Contribution.  In exchange for certain assets received, we issued 6,537,779 Series A Shares to Geron, and 21,773,340 Series B Shares and warrants to purchase 3,150,000 Series B Shares to BioTime under the Asset Contribution Agreement.  We concurrently issued 2,136,000 Series B Shares and warrants to purchase 350,000 additional Series B Shares to Romulus for $5,000,000 in cash under the Stock and Warrant Purchase Agreement.  See Note 2 and Note 10 to financial statements.

As a result of the consummation of the Asset Contribution, BioTime owns 71.6% of our outstanding common stock, Geron owns approximately 21.4% of the our outstanding common stock, and Romulus owns approximately 7.0%, of our outstanding common stock.  The warrants to purchase shares of our Series B common stock that BioTime and Romulus received will enable BioTime and Romulus to increase their collective ownership in us by 2.2%, which would reduce the Geron’s ownership in us to 19.2%.

Liquidity and Capital Resources

We plan to invest significant resources in research and development in the field of regenerative medicine.  We expect to continue to incur operating losses and negative cash flows.  BioTime funded our business activities from inception through September 30, 2013 but is not expected to do so in the future.

On October 1, 2013, we closed the Asset Contribution and received 8,902,077 BioTime common shares from BioTime under the Asset Contribution Agreement and BioTime canceled the $5,000,000 principal amount of a promissory note payable by us to BioTime on account of funds advance to us or paid for our account by BioTime.  See Note 10 to Financial Statements.   In addition, we received $5,000,000 in cash from Romulus under the Stock and Warrant Purchase Agreement.

The 8,902,077 BioTime common shares that we received in the Asset Contribution had a gross market value in excess of $33,800,000 as of September 30, 2013 based on the closing price of BioTime common shares on the NYSE MKT on that date.  The warrants to purchase 3,150,000 Series B Shares that we issued to BioTime and the warrants to purchase 350,000 Series B Shares that we issued to Romulus have an exercise price of $5 per share and will expire three years after the date of issue.  We will receive $17,500,000 if all of the warrants are exercised.  There can be no assurance that the warrants will be exercised.

We expect that the $5,000,000 of cash as well as the BioTime common shares that we received on October 1, 2013 will be sufficient to fund our operations for at least 12 months.

We plan to use the cash we have available to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses.  We may also use available funds for any clinical trials of products that we may conduct.  We expect that research and development and general and administrative expenses will increase in the short-term as we hire the new employees that we need for operations, and in the longer term as we achieve progress in developing products and bringing them to market.

We will need to raise additional capital from time to time to pay operating expenses until such time as we are able to generate sufficient revenues from product sales, royalties, and license fees to fund our operations.  We may raise additional capital from time to time through the issue and sale of shares of our common stock or preferred stock or other securities.  The prices at which we may issue and sell our securities in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

We recently announced a plan to conduct an underwritten public offering of shares of our common stock in “units” that will consist of one share of common stock and one redemption right.  The shares of common stock and redemption rights will immediately be freely tradable as separate securities.  We plan to use the net proceeds of the offering, expected to be between $10,000,000 and $15,000,000, to fund our product development programs and for working capital.  However, there can be no assurance that the planned public offering will be consummated.We are also seeking funding from third parties in the form of research and development grants or cooperative arrangements for the development of certain of our product candidates.

We have applied for a Strategic Partnership 3 Track “A” Award from the California Institute for Regenerative Medicine (CIRM) which is intended to support a Phase 1/2a clinical trial of our OPC1 product candidate in subjects with neurologically complete cervical spinal cord injury.  The grant would also help support our efforts to develop a commercial process to manufacture OPC1. The purpose of the Strategic Partnership Award Initiative is to create incentives for industry to advance the development of stem cell-based therapeutics.  As part of a Strategic Partnership 3 Track “A” Award, CIRM will provide up to $10,000,000 ($15,000,000 in extraordinary cases) to support an approved project.  We expect that CIRM will notify applicants of the decision on their applications during the first half of 2014.  Geron was granted a non-recourse loan for its thoracic spinal cord injury study of OPC1 in 2011 from CIRM, but returned the loan funds after announcing the termination of its human embryonic stem cell programs. There can be no assurance that we will receive this grant.

We are in the process of applying for a grant from a large United Kingdom based charitable organization to fund Phase 1/2a clinical development of our VAC2 product candidate.  The proposed grant would fund both the Phase 1/2a clinical trial of VAC2 in cancer patients and the cGMP manufacturing costs of VAC2.  The terms under which funding may be provided by the charitable organization are currently under discussion.  We anticipate that we will receive notification of whether the grant has been approved during the first half of 2014.  This same charitable organization had awarded a similar grant for VAC2 to Geron but that grant was withdrawn after Geron terminated the program in November 2011. There can be no assurance that we will receive this grant.

We are in early-stage discussions with a United Kingdom based technology innovation center seeking their support for the development of advanced manufacturing processes for CHND1.  Methods developed at the technology innovation center would be incorporated in future commercial manufacturing processes for the product.  An alliance with the technology innovation center would be on a specific project basis and would require multiple approvals from different committees and boards at the center.  There can be no assurance that we will reach an agreement with the center for this project.

We are in early-stage discussions with an academic institution to form a collaboration to develop hES cell derived cardiomyocytes for the treatment of heart failure and acute myocardial infarction.  The academic institution has received funding to develop the project through the IND filing stage.  We would either fund the Phase I study ourselves to the extent that we have sufficient capital resources for that purpose, or we would seek funding for the study from a third party.  In a collaboration, we might contribute assistance in preparing and filing the IND, materials for use in the project such as GMP hES cell banks, and a license of relevant patents and know-how relating to the development of hES cell-derived cardiomyocytes and hES cell-derived therapeutics generally, in exchange for which we would acquire an ownership interest in the resulting therapeutic products or in a joint venture company to be formed and co-owned with the academic institution for the purpose of developing the product.  There can be no assurance that we will reach an agreement for the development of hES cell derived cardiomyocytes.

We also may raise additional capital from time to time through the sale of the BioTime common shares we received in the Asset Contribution.  However, if we complete our planned public offering of common stock and redemption rights, we expect that we will be required to retain all or a portion of our BioTime common shares as a reserve to fund the potential redemption of our common stock upon exercise of the redemption rights. To the extent permitted, we may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or in privately negotiated transactions or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions.  We expect to sell the BioTime common shares through Cantor Fitzgerald & Co. or such other broker-dealer as BioTime may designate.

We will bear all broker-dealer commissions payable in connection with the sale of the BioTime common shares. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders.

Cash used in operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations.  For the nine months ended September 30, 2013, we incurred a net loss of $4,814,722 and used $3,771,672 of cash flows for our operating activities.  As of December 31, 2012 and September 30, 2013, we had a working capital deficit of $757,153 and $6,665,056, respectively, and an accumulated deficit of $758,893 and $5,573,613, respectively.

Net cash used in operating activities of $3,911,983 during the nine months ended September 30, 2013 consisted of a net loss of $4,814,722, adjusted by $95,244 for depreciation expense, $441,434 for stock-based compensation expense, a $353,744 increase in accounts payable and a $234,907 increase in accrued liabilities, offset in part by a $220,160 increase in prepaid expenses and other current assets.

Cash used in investing activities

Net cash used in investing activities of $1,627,429 during the nine months ended September 30, 2013 consisted of $1,600,506 in purchases of equipment and furniture, and payment of security deposits of $54,423, which were partially offset by $27,500 of proceeds from the sale of equipment and furniture.

Cash provided by financing activities

Net cash provided by financing activities of $5,630,991 during the nine months ended September 30, 2013 related to amounts advanced to us or paid for our account by BioTime.  A portion of our obligation to BioTime on account of this amount was evidenced by a promissory note that was cancelled on October 1, 2013 in satisfaction of BioTime’s cash contribution obligation under the Asset Contribution Agreement.

Off-Balance Sheet Arrangements

As of September 30, 2013, and as of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We are not presently exposed in a significant degree to foreign exchange currency risks because we are not conducting international business at this time, and we do not engage in foreign currency hedging activities.  If we engage in international transactions, we will need to translate foreign currencies into U.S. dollars for reporting purposes, and currency fluctuations could have an impact on our financial results.

Credit Risk

We place some of our cash in U.S. banks and invest most of our cash in money market funds.  Deposits with banks may temporarily exceed the amount of insurance provided on such deposits.  We will monitor the cash balances in the accounts and adjust the cash balances as appropriate, but if the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail. Our investments in money market funds are not insured or guaranteed by the United States government or any of its agencies.

Interest Rate Risk

We invest most of our cash in money market funds.  The primary objective of our investments will be to preserve principal and liquidity while earning a return on our invested capital, without incurring significant risks.   Our future investment income is not guaranteed and may fall short of expectations due to changes in prevailing interest rates, or we may suffer losses in principal if the net asset value of a money market fund falls below $1 per share.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer, principal operations officer, and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Quarterly Report on Form 10-Q.  Following this review and evaluation , management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, chief operations officer, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Following the consummation of the Asset Contribution, we were substituted for Geron as the appellant in an appeal filed by Geron in the United States District Court for the Northern District of California, appealing two adverse rulings in favor of ViaCyte, Inc. by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences.  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron has contributed to Asterias.  Asterias has also assumed the Patent and Trademark Office interferences upon which the appeal is based, as well as certain oppositions filed by Geron against certain ViaCyte patent filings in Australia and in the European Patent Office.

The appeal proceeding is still in the discovery phase.  Appeals of this nature may involve costly and time-consuming legal proceedings.  If Asterias is not successful in the ViaCyte appeal, ViaCyte would retain its patent claims directed to definitive endoderm.  Definitive endoderm is an early pre-cursor of numerous cell types including liver and β-cells of the pancreas that could potentially treat diabetes, and it is likely that the derivation of any of the endodermal lineage cells from embryonic stem cells would necessarily pass through the definitive endoderm stage.  As a result, Asterias would be unable to develop and commercialize those cell types without a license from ViaCyte, and Asterias may be unable to realize value from the Geron patent applications at issue in the appeal.

We are not presently involved in any other material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described below.  You should consider the following risk factors, together with all of the other information included in this report, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business.  There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

Risks Related to Our Business Operations

We are a newly organized, development stage company in the start-up phase, and we have only recently commenced our primary product development programs

We were incorporated on September 24, 2012 for the purpose of acquiring hES and iPS technology and related assets.  On October 1, 2013, we acquired certain assets, including the patent portfolio built by Geron in its stem cell programs prior to Geron’s discontinuation of those programs during November 2011.  Our initial product development programs will be based on the results of some of Geron’s discontinued programs, though we may make changes to the scope and focus of the programs that we conduct.  We have only recently acquired the Geron stem cell assets and have only recently commenced work with the acquired technology and other assets.  Our initial work is focused on determining the product candidates that we will initially seek to develop and on seeking funding and development collaborations for as many of them as possible.

We have a history of operating losses and negative cash flows

Since our inception in September 2012, we have incurred operating losses and negative cash flow, and we expect to continue to incur losses and negative cash flow in the future.  BioTime previously funded our formation and operating costs but we do not expect to BioTime to continue to do so in the future.  We have limited cash resources and will depend upon future equity financings, research grants, financings through collaborations with third parties, and sales of BioTime common shares that we own as a source of funding for our operations.  There is no assurance that we will be able to obtain the financing we need from any of those sources, or that any such financing that may become available will be on terms that are favorable to us and our shareholders.

Failure to attract and retain skilled personnel and key relationships could impair our research and development efforts

Our operations are still in the start-up stage and we have only 17 employees.  We will need to recruit and hire additional qualified research scientists, laboratory technicians, clinical development, and management personnel.  Competition for these types of personnel is intense and we may experience delays in hiring the qualified people that we need.  The inability to attract and retain sufficient qualified management, scientific, or technical personnel may significantly delay or prevent the achievement of our product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition.  We will initially rely on BioTime to provide financial accounting management and personnel, and to assist us in formulating our research and development strategy and executing our product development plans.  We will also rely on consultants and advisors who are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to perform services for us.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

•	The product development work we plan to do is costly, time consuming and uncertain as to its results.

•	We will attempt to develop new medical products and technologies that might not prove to be safe and efficacious in human medical applications. Many of the products and technologies that we will seek to develop have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. Only two of the product candidates that we have acquired have been used in clinical trials, and those were early stage trials involving only a small number of patients.

•	If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money.

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain FDA and foreign regulatory approval of our products, depends upon the amount of money available to us.

•	We may have to limit our laboratory research and development work based on the amount of our cash resources.

•	We plan to seek research and development grants from government agencies and to enter into collaborative product development agreements through which third parties will provide funding or otherwise bear the cost of research and development or clinical trials of our product candidates. There is no assurance that we will receive any such grants or that the amount of any grants that we may receive will be adequate for our needs. There is also no assurance that we will be able to enter into any agreements with third parties for the funding of the research and development or clinical trials of any of our products, or that the terms of any such agreements into which we may enter will be favorable to us and allow us to receive and retain a substantial portion of any revenues from the sale of any products that we may develop.

•	Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses

•	We plan to incur substantial research and product development expenses, and we will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties, and license fees.

•	It is likely that additional sales of equity or debt securities will be required in the near future to meet our short-term capital needs, unless we receive substantial research grants and revenues from the sale of any products that receive regulatory approval or we are successful in licensing or sublicensing our technology and we receive substantial licensing fees and royalties.

•	Sales of additional equity securities could result in the dilution of the interests of present shareholders.

The condition of the cells, cell lines and other biological materials that we acquired from Geron could impact the time and cost of commencing our research and product development programs

The cells, cell lines and other biological materials that we acquired are being stored under cryopreservation protocols intended to preserve their functionality.  However, the functional condition of those materials cannot be certified until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment, which may not be completed for at least three to six months.

To the extent that cells are not sufficiently functional for our purposes, we would need to incur the time and expense of regenerating cell lines from cell banks, or regenerating cell banks from feeder cells, which could delay and increase the cost of our research and development work.

Sales of any products we may develop may be adversely impacted by the availability of competing products

•	In order to compete with other products, particularly those that sell at lower prices, our products will have to provide medically significant advantages.

•	Physicians and hospitals may be reluctant to try a new product due to the high degree of risk associated with the application of new technologies and products in the field of human medicine.

•	There also is a risk that our competitors may succeed at developing safer or more effective products that could render our products and technologies obsolete or noncompetitive.

We have not definitively determined for financial accounting purposes the value of non-cash assets that we acquired from Geron and BioTime.  To the extent these assets represent in-process research and development without alternative future use, we will recognize them as research and development expense in our statement of operations.  Our valuation of capitalized non-cash assets will be reflected on our balance sheet, and our subsequent results of operations will include a charge for amortization expense based on the value of those assets.

In accordance with applicable financial accounting rules, the total purchase consideration paid by us for the assets contributed by BioTime and Geron will be allocated to the net tangible and identifiable intangible assets acquired, and liabilities assumed, based on the expected estimated fair values of those assets on the date we acquired those assets.  We will assess the value of the acquired assets based upon a complete review of those assets and our valuation will take into account factors such as the condition of the cells, cell lines and other biological materials being contributed to us, the stage of development of particular technology and product candidates related to patents, patent applications, and know-how, our intended use of intangible assets and the priority we assign to the development of product candidates to which those assets relate, and our assessment of the estimated useful lives of patents.  To the extent these assets represent in-process research and development without alternative future use, we will recognize them as research and development expense in our statement of operations.  We may also obtain independent, third party valuations of the OrthoCyte Corporation and Cell Cure Neurosciences, Ltd. stock that we receive from BioTime in the Asset Contribution.  The fair value of the BioTime common shares we received will be determined based on the market value of BioTime common shares reported on the NYSE MKT on the date we acquired those shares.  The value of non-cash capitalized assets will be reflected on our balance sheet and our amortization of those values will be an expense item in our results of operations.

Any products that receive regulatory approval may be difficult and expensive to manufacture on a commercial scale

•	hES derived therapeutic cells have only been produced on a small scale and not in quantities and at levels of purity and viability that will be needed for wide scale commercialization. If we are successful in developing products that consist of hES cells or other cells or products derived from hES or other cells, we will need to develop, alone or in collaboration with one or more pharmaceutical companies or contract manufacturers, technology for the commercial production of those products.

•	Our hES cell or other cell based products are likely to be more expensive to manufacture on a commercial scale than most other drugs on the market today. The high cost of manufacturing a product will require that we charge our customers a high price for the product in order to cover our costs and earn a profit. If the price of our products is too high, hospitals and physicians may be reluctant to purchase our products, especially if lower priced alternative products are available, and we may not be able to sell our products in sufficient volumes to recover our costs of development and manufacture or to earn a profit.

We do not have our own marketing, distribution, and sales resources for the commercialization of any products that we might successfully develop

•	If we are successful in developing marketable products, we will need to build our own marketing, distribution, and sales capability for our products, which would require the investment of significant financial and management resources, or we will need to find collaborative marketing partners, independent sales representatives, or wholesale distributors for the commercial sale of our products.

•	If we market products through arrangements with third parties, we may pay sales commissions to sales representatives or we may sell or consign products to distributors at wholesale prices. As a result, our gross profit from product sales may be lower than it would be if we were to sell our products directly to end users at retail prices through our own sales force.

•	There can be no assurance that we will able to negotiate distribution or sales agreements with third parties on favorable terms to justify our investment in our products or achieve sufficient revenues to support our operations.

We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our therapeutic product candidates

We will need to rely on third parties, such as contract research organizations, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories to conduct any clinical trials that we may undertake for our products.  We may also rely on third parties to assist with our preclinical development of therapeutic product candidates.  If we outsource clinical trials we may be unable to directly control the timing, conduct and expense of our clinical trials.  If we enlist third parties to conduct clinical trials and they fail to successfully carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our therapeutic product candidates.

We have assumed certain obligations and potential liabilities with regard to clinical trials conducted by Geron, and we do not yet know the scope of any resulting expense

We have assumed Geron’s obligations to obtain information and prepare reports about the health of patients who participated in clinical trials of Geron’s GRNOPC1 cell replacement therapy for spinal cord damage and its GRNVAC1 immunological therapy for certain cancers.  Although the future cost of patient health information gathering and reporting is not presently determinable, we do not expect that the cost will be material to our financial condition.

We have also assumed any liabilities to those patients that might arise as result of any injuries they may have incurred as a result of their participation in the clinical trials.  We are not aware of any claims by patients alleging injuries suffered as a result of the Geron clinical trials, but if any claims are made and if liability can be established, the amount of any liability that we may incur, depending upon the nature and extent of any provable injuries incurred, could exceed any insurance coverage we may obtain and the amount of the liability could be material to our financial condition.

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend

Our stem cell research program will be directed primarily by our Chief Executive Officer Dr. Thomas Okarma and by our President of Research and Development, Dr. Jane S. Lebkowski.  The loss of the services of Dr. Okarma or Dr. Lebkowski could have a material adverse effect on us.

Our business and operations could suffer in the event of system failures

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  Such events could cause interruption of our operations.  For example, the loss of data for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs.  To the extent that any disruption or security breach was to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.

Failure of our internal control over financial reporting could harm our business and financial results

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Our growth and entry into new products, technologies and markets will place significant additional pressure on our system of internal control over financial reporting.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

We will initially rely in part on financial systems maintained by BioTime and upon services provided by BioTime personnel.  BioTime will allocate certain expenses among itself, us, and BioTime’s other subsidiaries, which creates a risk that the allocations may not accurately reflect the benefit of an expenditure or use of financial or other resources by us, BioTime as our parent company, and the BioTime subsidiaries among which the allocations are made.

Risks Related to Our Industry

We will face certain risks arising from regulatory, legal, and economic factors that affect our business and the business of other pharmaceutical and biological product development companies.  Because we are a small company with limited revenues and limited capital resources, we may be less able to bear the financial impact of these risks than larger companies that have substantial income and available capital.

If we do not receive FDA and other regulatory approvals we will not be permitted to sell our products

The cell-based products that we are developing cannot be sold until the FDA and corresponding foreign regulatory authorities approve the products for medical use.  To date, long-term safety and efficacy has not been demonstrated in clinical trials for any of our product candidates.  The need to obtain regulatory approval to market a new product means that:

•	we will have to conduct expensive and time consuming clinical trials of new products. The full cost of conducting and completing clinical trials necessary to obtain FDA and foreign regulatory approval of a new product cannot be presently determined, but could exceed our current financial resources.

•	clinical trials and the regulatory approval process for a cell-based product can take several years to complete. As a result, we will incur the expense and delay inherent in seeking FDA and foreign regulatory approval of new products, even if the results of clinical trials are favorable.

•	data obtained from preclinical and clinical studies is susceptible to varying interpretations that could delay, limit, or prevent regulatory agency approvals. Delays in the regulatory approval process or rejections of an application for approval of a new drug or cell-based product may be encountered as a result of changes in regulatory agency policy.

•	because the therapeutic products we plan to develop with hES and iPS technology involve the application of new technologies and approaches to medicine, the FDA or foreign regulatory agencies may subject those products to additional or more stringent review than drugs or biologicals derived from other technologies.

•	a product that is approved may be subject to restrictions on use.

•	the FDA can recall or withdraw approval of a product if problems arise.

•	we will face similar regulatory issues in foreign countries.

Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future product candidates

All of our product candidates are either at early stages of clinical development or at the preclinical or research stages of development.  Clinical trial failures or delays can occur at any stage of the trials, and may be directly or indirectly caused by a variety of factors, including but not limited to:

•	delays in securing clinical investigators or trial sites for our clinical trials;

•	delays in obtaining Institutional Review Board (“IRB”) and other regulatory approvals to commence a clinical trial;

•	slower than anticipated rates of patient recruitment and enrollment, or failing to reach the targeted number of patients due to competition for patients from other trials;

•	limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payors for the use of agents used in our clinical trials;

•	negative or inconclusive results from clinical trials;

•	unforeseen side effects interrupting, delaying, or halting clinical trials of our product candidates, and possibly resulting in the FDA or other regulatory authorities denying approval of our product candidates;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unavailability of clinical trial supplies.

Government imposed bans or restrictions, and religious, moral and ethical concerns on the use of hES cells could prevent us from developing and successfully marketing stem cell products

•	Government imposed bans or restrictions on the use of embryos or hES cells research and development in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for any of our products that receive regulatory approval. During March 2009, President Obama lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with President Obama’s executive order, the National Institutes of Health has adopted new guidelines for determining the eligibility of hES cell lines for use in federally funded research. The central focus of the proposed guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors. hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.

•	California law requires that stem cell research be conducted under the oversight of a stem cell research oversight (SCRO) committee. Many kinds of stem cell research, including the derivation of new hES cell lines, may only be conducted in California with the prior written approval of the SCRO. A SCRO could prohibit or impose restrictions on the research we plan to do.

•	The use of hES cells gives rise to religious, moral and ethical issues regarding the appropriate means of obtaining the cells and the appropriate use and disposal of the cells. These considerations could lead to more restrictive government regulations or could generally constrain stem cell research thereby limiting the market and demand for any of our products that receive regulatory approval.

If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products

•	Our success will depend in part on our ability to obtain and enforce patents and maintain trade secrets in the United States and in other countries. If we are unsuccessful in obtaining and enforcing patents, our competitors could use our technology and create products that compete with our products, without paying license fees or royalties to us.

•	The preparation, filing, and prosecution of patent applications can be costly and time consuming. Our limited financial resources may not permit us to pursue patent protection of all of our technology and products throughout the world.

•	Even if we are able to obtain issued patents covering our technology or products, we may have to incur substantial legal fees and other expenses to enforce our patent rights in order to protect our technology and products from infringing uses. We may not have the financial resources to finance the litigation required to preserve our patent and trade secret rights.

There is no certainty that our pending or future patent applications will result in the issuance of patents

•	We have acquired patent applications for technology that Geron developed, and we obtained licenses for a number of patent applications covering technology developed by others that we believe will be useful in producing new products, and which we believe may be of commercial interest to other companies that may be willing to sublicense the technology for fees or royalty payments. We may also file new patent applications in the future seeking patent protection for new technology or products that we develop ourselves or jointly with others. However, there is no assurance that any of the patent applications that we acquired or any licensed patent applications or any future patent applications that we may file in the United States or abroad will result in the issuance of patents.

•	In Europe, the European Patent Convention prohibits the granting of European patents for inventions that concern "uses of human embryos for industrial or commercial purposes." The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to human embryonic stem cells. However, this broad interpretation is being challenged through the European Patent Office appeals system. As a result, we do not yet know whether or to what extent we will be able to obtain patent protection for our human embryonic stem cell technologies in Europe.

•	The 2012 Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., will need to be considered if we attempt to develop diagnostic methods, since the Court denied patent protection for the use of a mathematical correlation of the presence of a well-known naturally occurring metabolite as a means of determining proper drug dosage. The claims in the contested patents that were the subject of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. were directed to measuring the serum level of a drug metabolite and adjusting the dosing regimen of the drug based on the metabolite level. The Supreme Court said that a patent claim that merely claimed a correlation between the blood levels of a drug metabolite and the best dosage of the drug was not patentable subject matter because it did no more than recite a correlation that occurs in nature. Natural phenomena alone have been held by the courts to be unpatentable subject matter. Although we do not expect that the development of similar diagnostic products will be a significant part of our business, the holding in Mayo Collaborative Services v. Prometheus Laboratories, Inc. may limit our ability to obtain patent protection on diagnostic methods that merely recite a correlation between a naturally occurring event and a diagnostic outcome associated with that event.

The patent protection for our product candidates or products may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our product candidates have varying expiration dates and, when these patents expire, we may be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated, and as a result we may not be able to recover our development costs.  In some of the larger economic territories, such as the United States and Europe, patent term extension/restoration may be available to compensate for time taken during aspects of the product candidate's regulatory review.  We cannot, however, be certain that an extension will be granted or, if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be.  In addition, even though some regulatory agencies may provide some other exclusivity for a product candidate under its own laws and regulations, we may not be able to qualify the product candidate or obtain the exclusive time period.  However, because stem cell therapy products are new to the regulatory agencies, it is not presently certain whether competitors seeking approval for competing cell therapy products would be able to obtain regulatory approval through an expeditious process similar to that available for manufacturers of genetic drugs, and the time and cost for competitors to obtain regulatory approval for their products could keep those competing products off the market for a period of time beyond the expiration date of our patents.

The process of applying for and obtaining patents can be expensive and slow

•	The preparation and filing of patent applications, and the maintenance of patents that are issued, may require substantial time and money.

•	A patent interference proceeding may be instituted with the U.S. Patent and Trademark Office (the “PTO”) when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the PTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the PTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.

•	A derivation proceeding may be instituted by the PTO or an inventor alleging that a patent or application was derived from the work of another inventor.

•	Post Grant Review under the new America Invents Act will make available opposition-like proceedings in the United States. As with the PTO interference proceedings, Post Grant Review proceedings will be very expensive to contest and can result in significant delays in obtaining patent protection or can result in a denial of a patent application.

•	Oppositions to the issuance of patents may be filed under European patent law and the patent laws of certain other countries. As with the PTO interference proceedings, these foreign proceedings can be very expensive to contest and can result in significant delays in obtaining a patent or can result in a denial of a patent application.

We have assumed Geron’s appeal of two adverse patent rulings, and if the appeal is not successful, we may not realize value from the Geron patent applications at issue in the appeal and might be precluded from developing therapies to treat certain diseases, such as diabetes.

We have been substituted for Geron as a party in interest in an appeal filed by Geron in the United States District Court for the Northern District of California on September 13, 2012, appealing two adverse rulings in favor of ViaCyte, Inc. by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences.  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron has contributed to us.  We have agreed to assume all liabilities relating to the ViaCyte appeal and the related interference proceedings, including the costs of litigation, other than expenses incurred by Geron prior to the closing of the Asset Contribution.  Appeals of this nature may involve costly and time-consuming legal proceedings.

If we are not successful in the ViaCyte appeal, ViaCyte would retain its patent claims directed to definitive endoderm.  Definitive endoderm is an early pre-cursor of numerous cell types including liver and β-cells of the pancreas that could potentially treat diabetes, and it is likely that the derivation of any of the endodermal lineage cells from embryonic stem cells would necessarily pass through the definitive endoderm stage.  As a result, we would be unable to develop and commercialize those cell types without a license from ViaCyte, and we may be unable to realize value from the Geron patent applications at issue in the appeal.

We may be subject to patent infringement claims that could be costly to defend, which may limit our ability to use disputed technologies, and which could prevent us from pursuing research and development or commercialization of some of our products, require us to pay licensing fees to have freedom to operate and/or result in monetary damages or other liability for us

The success of our business will depend significantly on our ability to operate without infringing patents and other proprietary rights of others.  If the technology that we use infringes a patent held by others, we could be sued for monetary damages by the patent holder or its licensee, or we could be prevented from continuing research, development, and commercialization of products that rely on that technology, unless we are able to obtain a license to use the patent.  The cost and availability of a license to a patent cannot be predicted, and the likelihood of obtaining a license at an acceptable cost would be lower if the patent holder or any of its licensees is using the patent to develop or market a product with which our product would compete.  If we could not obtain a necessary license, we would need to develop or obtain rights to alternative technologies, which could prove costly and could cause delays in product development, or we could be forced to discontinue the development or marketing of any products that were developed using the technology covered by the patent.

Our patents may not protect any of our products that receive regulatory approval from competition

We have acquired patents and patent applications filed in the United States, Canada, the European Union countries, and in other foreign countries for a variety of hES and iPS technologies.

•	We might not be able to obtain any additional patents, and any patents that we do obtain might not be comprehensive enough to provide us with meaningful patent protection.

•	There will always be a risk that our competitors might be able to successfully challenge the validity or enforceability of any patent issued to us.

•	In addition to interference proceedings, the PTO can reexamine issued patents at the request of a third party seeking to have the patent invalidated. This means that patents owned or licensed by us may be subject to reexamination and may be lost if the outcome of the reexamination is unfavorable to us. Our patents may be subject to inter partes review (replacing the reexamination proceeding), a proceeding in which a third party can challenge the validity of one of our patents.

If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends

Our business will depend in part on several technologies that are based in part on technology licensed from third parties.  Those third-party license agreements impose obligations on us, including payment obligations and obligations to pursue development of commercial products under the licensed patents or technology.  If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights.  During the period of any such litigation our ability to carry out the development and commercialization of potential products, and our ability to raise capital, could be significantly and negatively affected.  If our license rights were restricted or ultimately lost, we would not be able to continue to use the licensed technology in our business.

The price and sale of any of our products that receive regulatory approval may be limited by health insurance coverage and government regulation

Success in selling any of our products that receive regulatory approval may depend in part on the extent to which health insurance companies, HMOs, and government health administration authorities such as Medicare and Medicaid will pay for the cost of the products and related treatment.  Until we actually introduce a new product into the medical market place we will not know with certainty whether adequate health insurance, HMO, and government coverage will be available to permit the product to be sold at a price high enough for us to generate a profit.  In some foreign countries, pricing or profitability of health care products is subject to government control which may result in low prices for our products.  In the United States, there have been a number of federal and state proposals to implement similar government controls, and new proposals are likely to be made in the future.

Risks Related to Our Relationship With BioTime

We are a subsidiary of BioTime, and accordingly our business is substantially controlled by BioTime.

As of October 1, 2013, BioTime owned approximately 71.6% of our issued and outstanding shares of common stock as a whole, and also holds warrants that, if exercised, would increase its ownership by approximately 2.2%.  This means that BioTime will have the voting power, through its ownership of Series B Shares, to elect our entire Board of Directors and to control our management.

BioTime could cause corporate actions to be taken even if the interests of BioTime conflict with the interests of our other shareholders.  This concentration of voting power could have the effect of deterring or preventing a change in control that might be beneficial to our other shareholders.

As the majority shareholder, BioTime will have the voting power to approve or disapprove any matter or corporate transaction presented to our shareholders for approval, including but not limited to

•	any amendment of our certificate of incorporation or bylaws;

•	any merger or consolidation of us with another company;

•	any recapitalization or reorganization of our capital stock;

•	any sale of assets or purchase of assets; or

•	a corporate dissolution or a plan of liquidation of our business.

We will initially rely upon BioTime for certain services and resources

Although we have our own research facilities, scientific personnel, and some management personnel, we will initially rely on BioTime to provide certain management and administrative services, including patent prosecution, certain legal services, accounting, financial management, and controls over financial accounting and reporting.  We have entered into a Shared Facilities and Services Agreement with BioTime under which we have agreed to bear costs allocated to us by BioTime for the use of BioTime human resources and for services and materials provided for our benefit by BioTime.  We will pay BioTime 105% of its costs of providing personnel and services to us, and for any use of its facilities by us, including an allocation of general overhead based on that use.  We may also share the services of some research personnel with BioTime.

If BioTime’s human resources and facilities are not sufficient to serve both BioTime’s needs and ours, we will have to hire additional personnel of our own, either on a full-time or part-time basis, as employees or as consultants, and the cost of doing so could be greater than the costs that would be allocated to us by BioTime.  Also, any new personnel that we may need to hire may not be as familiar with our business or operations as BioTime’s personnel, which means that we would incur the expense and inefficiencies related to training new employees or consultants.

A majority of our directors are also directors of BioTime

Five of the six members of our Board of Directors also serve on the BioTime Board of Directors, and some also serve on the Boards of Directors of one or more of BioTime’s other subsidiaries.  This commonality of directors means that we will not have a Board of Directors making business decisions on our behalf independent from BioTime.  Even those of our directors who do not serve on the BioTime Board of Directors will be elected to our Board of Directors by BioTime, and they may be removed from our Board by BioTime, as the majority shareholder.

Conflicts of interest may arise from our relationship with BioTime

Our relationship with BioTime could give rise to certain conflicts of interest that could have an impact on our research and development programs, business opportunities, and operations generally.

•	We and BioTime or any of its other subsidiaries may determine to engage in research and development of the same or similar products or technologies, or products that would otherwise compete in the market place. Even if we utilize different technologies than BioTime or its other subsidiaries, we could find ourselves in competition with them for research scientists, financing and other resources, licensing, manufacturing, and distribution arrangements, and for customers if we and BioTime or another BioTime subsidiary both bring products to market.

•	Because we are a subsidiary of BioTime, BioTime could prevent us from engaging in research and development programs, investments, business ventures, or agreements to develop, license, or acquire products or technologies that would or might compete with those owned, licensed, or under development by BioTime or any of its other subsidiaries.

•	BioTime may determine that some of our patents or technology would be useful in its business or that of another BioTime subsidiary, and BioTime or another BioTime subsidiary may hold patents or technology that we may determine would be useful in our business. In such cases we may enter into license or sublicense agreements with BioTime or another BioTime subsidiary for the use of such patents or technology. Conflicts of interest will arise in determining the scope and financial terms of any such licenses or sublicenses, including the fields of use permitted, licensing fees, and royalties, if any, and other matters.

•	BioTime and its other subsidiaries will engage for their own accounts in research and product development programs, investments, and business ventures, and we will not be entitled to participate or to receive an interest in those programs, investments, or business ventures. BioTime and its other subsidiaries will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by us or by BioTime or by any of BioTime’s other subsidiaries. Our respective boards of directors will have to determine which company should pursue those opportunities, taking into account relevant facts and circumstances at the time, such as the financial and other resources of the companies available to acquire and utilize the opportunity, and the best “fit” between the opportunity and the business and research and development programs of the companies. However, since BioTime will have the ultimate power to elect the members of our Board of Directors, BioTime may have the ultimate say in decision making with respect to the allocation of opportunities.

•	If we enter into any patent or technology license or sublicense, or any other agreement with BioTime or with another BioTime subsidiary, the BioTime companies that are parties to the agreement may have a conflict of interest in determining how and when they should enforce their rights under the agreement if the other BioTime company that is a party were to default or otherwise fail to perform any of its obligations under the agreement.

•	One of our significant assets is 8,902,077 BioTime common shares that acquired from BioTime through the Asset Contribution Agreement. We expect to sell the BioTime common shares from time to time, or to pledge those shares as collateral for loans, to raise capital to finance our operations. We also may use a portion of these shares to settle any redemption rights that we may issue in connection with an offering of our common stock. Because a sale of those shares could have a depressing effect on the market value of BioTime common shares, BioTime will have a continuing interest in the number of shares we sell, the prices at which we sell the shares, and time and manner in which the shares are sold. Further, we may need or find it desirable to sell BioTime common shares at the same time as BioTime, or other BioTime subsidiaries that hold BioTime common shares, also desire to sell some of their BioTime common shares. Concurrent sales of BioTime common shares by us, BioTime, or other BioTime subsidiaries could have a depressing effect on the market price of the BioTime common shares, lowering the price at which we and they are able to sell BioTime common shares and resulting in lower net proceeds from the sales. We plan to coordinate any future sales of our BioTime common shares with BioTime and its other subsidiaries in order to provide an orderly and controlled process for raising capital through the sale of BioTime shares. This will include an agreement as to the number of shares to be sold, the time period or “market window” for selling shares, the use of a common securities broker-dealer, and a fair allocation of net sales based on average sales prices during any trading day on which we and they sell BioTime shares.

•	Each conflict of interest will be resolved by our respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time. However, the terms and conditions of patent and technology licenses and other agreements between us and BioTime or other BioTime subsidiaries will not be negotiated on an arm’s-length basis due to BioTime’s ownership of a controlling interest in us and due to the commonality of directors serving on our respective boards of directors.

Risks Related to Our Dependence on Third Parties

If we fail to enter into and maintain successful strategic alliances for our therapeutic product candidates, we may have to reduce or delay our product development or increase our expenditures

An important element of our strategy for developing, manufacturing and commercializing our therapeutic product candidates will be entering into strategic alliances with pharmaceutical companies or other industry participants to advance our programs and enable us to maintain our financial and operational capacity.  We will face significant competition in seeking appropriate alliances. We may not be able to negotiate alliances on acceptable terms, if at all.  If we fail to create and maintain suitable alliances, we may have to limit the size or scope of, or delay, one or more of our product development or research programs, or we will have to increase our expenditures and will need to obtain additional funding, which may be unavailable or available only on unfavorable terms.

If we are able to enter into product development and marketing arrangements with pharmaceutical companies, we may license product development, manufacturing, and marketing rights to the pharmaceutical company or to a joint venture company formed with the pharmaceutical company.  Under such arrangements we might receive only a royalty on sales of the products developed or an equity interest in a joint venture company that develops the product.  As a result, our revenues from the sale of those products may be substantially less than the amount of revenues and gross profits that we might receive if we were to develop, manufacture, and market the products ourselves.

We may become dependent on possible future collaborations to develop and commercialize many of our product candidates and to provide the manufacturing, regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.

We may enter into various kinds of collaborative research and development, manufacturing, and product marketing agreements to develop and commercialize our products.  Any future milestone payments and cost reimbursements from collaboration agreements could provide an important source of financing for our research and development programs, thereby facilitating the application of our technology to the development and commercialization of our products, but there are risks associated with entering into collaboration arrangements.

There is a risk that we could become dependent upon one or more collaborative arrangements for product development or manufacturing or as a source of revenues from the sale of any products that may be developed by us alone or through one of the collaborative arrangements.  A collaborative arrangement upon which we might depend might be terminated by our collaboration partner or they might determine not to actively pursue the development or commercialization of our products.  A collaboration partner also may not be precluded from independently pursuing competing products and drug delivery approaches or technologies.

There is a risk that a collaboration partner might fail to perform its obligations under the collaborative arrangements or may be slow in performing its obligations.  In addition, a collaboration partner may experience financial difficulties at any time that could prevent it from having available funds to contribute to the collaboration.  If a collaboration partner fails to conduct its product development, manufacturing, commercialization, regulatory compliance, sales and marketing or distribution activities successfully and in a timely manner, or if it terminates or materially modifies its agreements with us, the development and commercialization of one or more product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue product development, manufacturing, and commercialization on our own.

We have no experience in manufacturing, marketing, selling or distributing products, and we may need to rely on marketing partners or contract sales companies if any of our product candidates receive regulatory approval.

Even if we are able to develop our products and obtain necessary regulatory approvals, we have no experience or capabilities of our own in manufacturing, marketing, selling or distributing any of the products that we plan to develop.  Accordingly, we will be dependent on our ability to build our own manufacturing, marketing, and distribution capability for our products, which would require the investment of significant financial and management resources, or we will need to find third parties to manufacture our products, and collaborative marketing partners or contract sales companies for commercial sale of those products.  Even if we find one or more potential third party manufacturers and marketing partners, of which there can be no assurance, we may not be able to negotiate manufacturing, licensing, or marketing contracts on favorable terms to justify our investment or achieve adequate revenues and margins.

Risks Pertaining to Our Common Stock

Ownership of our common stock will entail certain risks associated with the volatility of prices for our shares and the fact that we do not pay dividends on our common stock.  Risks pertaining to ownership of our common stock will pertain to ownership of both our Series A Shares and Series B Shares.

There is no public market for our common stock

At the date of this report, there is no public market for our common stock or any of our other securities.  Accordingly, our stockholders presently do not have a market on which they can their common stock.  We plan to apply to list our Series A Shares and Series B Shares on the NYSE MKT but there is no assurance that we will be able to meet the initial listing standards of the NYSE MKT, that our listing application will be approved, or that a robust trading market will develop even if it is approved.  If our common stock is listed on the NYSE MKT there will be a risk that we may not be able to meet the NYSE MKT standards for continued listing, which could lead to the delisting of our common stock.  Accordingly, there can be no assurance that an active market for our common stock will develop or, if a market does develop, that it will be sustained.

Because we are engaged in the development of stem cell therapeutic products, the price of our common stock may rise and fall rapidly if a market for our common stock develops

If a market for our common stock develops, the market price of our common stock, like that of the shares of many biotechnology companies, may be highly volatile.  The price of our common stock may rise or fall rapidly as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;

•	results of preclinical testing or clinical trials of our product candidates or those of our competitors;

•	announcements about us or about our competitors, including clinical trial results, regulatory approvals, new product introductions and commercial results;

•	the cost of our development programs;

•	the success of competitive products or technologies;

•	litigation and other developments relating to our issued patents or patent applications or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us, including the failure of our earnings to meet analysts’ expectations; and

•	general economic, industry and market conditions.

Many of these factors are beyond our control.  The stock markets in general, and the market for pharmaceutical and biotechnological companies in particular, have been experiencing extreme price and volume fluctuations which have affected the market price of the equity securities without regard to the operating performance of the issuing companies.  Broad market fluctuations, as well as industry factors and general economic and political conditions, may adversely affect the market price of our common stock, including both common stock and Series A Shares.

If a market for our common stock develops , the market price could decline due to the large number of outstanding shares of our common stock eligible for future sale

Sales of substantial amounts of our common stock in the public market following the Series A Distribution, or the perception that those sales could occur, could cause the market price of our common stock to decline.  Sales of substantial amounts of common stock could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

The 6,537,779 Series A Shares that will be distributed to Geron’s stockholders will be tradable without restriction.  We have agreed to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), the 2,136,000 Series B Shares that we sold to Romulus, and up to 350,000 additional common stock that Romulus may acquire by exercising its warrants, and the Series A Shares into which those Series B Shares may be converted in the future.  We have agreed to file a registration statement covering the shares and warrants held by Romulus promptly after the date on which we become eligible to register those securities on Form S-3.  Under the rules for the use of Form S-3, the earliest date on which we will become eligible to register securities in a secondary offering on Form S-3 will be September 27, 2014.

We have not registered for sale or transfer under the Securities Act any of the 21,823,340 Series B Shares or 3,150,000 warrants that BioTime owns, or the Series B Shares that it may receive if it exercises its warrants.  However, BioTime reserves the right to sell its Series B Sharse and warrants in the future or to distribute them to its shareholders.

Because we do not pay dividends, our common stock may not be a suitable investment for anyone who needs to earn dividend income

We do not pay cash dividends on our common stock.  For the foreseeable future we anticipate that any earnings generated in our business will be used to finance the growth of our business and will not be paid out as dividends to our shareholders.  This means that our common stock may not be a suitable investment for anyone who needs to earn income from their investments.

The price of our common stock, and the value of our assets, will be affected by changes in the value of the BioTime common shares that we own

•	We received 8,902,077 BioTime common shares under the Asset Contribution Agreement. The value of our common stock will reflect, in part, the value of the BioTime common shares that we hold. The value of the BioTime common shares we hold will vary with the price at which BioTime common shares trade in the public market. The market price of BioTime common shares will be impacted by a number of factors, including the results of BioTime’s operations.

•	We may sell our BioTime common shares from time to time to raise capital for our operations. We expect that such sales will be done in “at-the-market” transactions in which we will sell shares on the NYSE MKT through one or more broker-dealers acting as our sales agent or as principals, or through block position sales, sales to market makers, or similar transactions in which the price per share that we receive will be based on the prevailing market price.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our stock

The trading market for our common stock, if any, will depend, in part, on the research and reports that securities analysts publish about our business and our common stock.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of those shares.  If securities analysts do cover our common stocks, they could issue reports or recommendations that are unfavorable to the price of our shares, and they could downgrade a previously favorable report or recommendation, and in either case our share price could decline as a result of the report.  If one or more of these analysts ceases to cover our common stock or fails to publish regular reports on our business, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders.  We are currently authorized to issue an aggregate of 150,000,000 shares of common stock, consisting of 75,000,000 Series A Shares and 75,000,000 Series B Shares.  We are also authorized to issue 5,000,000 shares of “blank check” preferred stock.  As of October 1, 2013, we had issued and outstanding 6,537,779 Series A Shares and 23,961,040 Series B Shares.  We have also reserved 3,500,000 Series B Shares for issuance upon the exercise of the warrants, and 4,500,000 Series B Shares for issuance under a stock option and stock purchase plan.  The Series B Shares will be convertible into Series A Shares after the completion of the Series A Distribution and the BioTime Warrants Distribution.

We may issue additional Series A Shares, common stock, or other securities in order to raise additional capital, or in connection with hiring or retaining employees or consultants, or in connection with future acquisitions of licenses to technology or rights to acquire products, in connection with future business acquisitions, or for other business purposes.  The future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock.

We may also issue 5,000,000 shares of preferred stock having rights, preferences, and privileges senior to the rights of our common stock with respect to dividends, rights to share in distributions of our assets if we liquidate our company, or voting rights.  Any preferred stock may also be convertible into Series A Shares or Series B Shares on terms that would be dilutive to holders of common stock.

Sales of certain Series A Shares may have a temporary impact on the market price of our common stock, including the common stock.

Subject to certain limitations, Geron has agreed to distribute to its stockholders, on a pro rata basis, the Series A Shares it received from us in the Asset Contribution.  Sales of those Series A Shares by the Geron stockholders who receive them could have a negative effect on the price at which our common stock trades in the market.

Unless our common stock is approved for listing on a national securities exchange it will be subject to the so-called “penny stock” rules that impose restrictive sales practice requirements

If we are unable to obtain approval from a national securities exchange to list our common stock, those shares could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share.  The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange.  The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1,000,000, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence.  For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale.  This means that if we are unable to list our common stock on a national securities exchange, the ability of shareholders to sell their common shares in the secondary market could be adversely affected.

If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

We are an "emerging growth company," and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2018; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2013, we had granted options to purchase a total of 2,755,000 shares of our common stock to employees and directors, at a weighted average price of $2.34 per share.  Option grants and the issuances of common stock upon exercise of such options were exempt pursuant to Rule 701 and Section 4(2) of the Securities Act of 1933.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Numbers	Description

2.1
Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. (1) Schedules to the Asset Contribution Agreement have been omitted. Asterias agrees to furnish supplementally a copy of the omitted schedules to the Commission upon request

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

4.1	Specimen of Series A Common Stock Certificate (3)

4.2	Warrant Agreement , dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of BioTime, Inc. (4)

4.3	Form of Warrant (Included in Exhibit 4.2) (4)

4.4	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of Romulus Films Ltd. (4)

4.5	Form of Warrant (Included in Exhibit 4.5) (4)

10.1	Royalty Agreement, dated October 1, 2013, between Asterias Biotherapeutics, Inc. and Geron Corporation.*

10.2	Exclusive Sublicense Agreement, dated October 1, 2013, between Geron Corporation and Asterias Biotherapeutics, Inc.*

10.3	Sublicense Agreement, dated October 1, 2013, between BioTime, Inc. and Asterias Biotherapeutics, Inc.*

10.4	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation*

10.5
Non-exclusive License Agreement, dated October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to Current Report on Form 8-K filed by BioTime, Inc. with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(3)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on September 3, 2013

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: November 12, 2013	/s/ Thomas B. Okarma
Thomas B. Okarma
Chief Executive Officer

Date: November 12, 2013	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit Numbers	Description

2.1
Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. (1) Schedules to the Asset Contribution Agreement have been omitted. Asterias agrees to furnish supplementally a copy of the omitted schedules to the Commission upon request

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

4.1	Specimen of Series A Common Stock Certificate (3)

4.2	Warrant Agreement , dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of BioTime, Inc. (4)

4.3	Form of Warrant (Included in Exhibit 4.2) (4)

4.4	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of Romulus Films Ltd. (4)

4.5	Form of Warrant (Included in Exhibit 4.5) (4)

10.1	Royalty Agreement, dated October 1, 2013, between Asterias Biotherapeutics, Inc. and Geron Corporation.*

10.2	Exclusive Sublicense Agreement, dated October 1, 2013, between Geron Corporation and Asterias Biotherapeutics, Inc.*

10.3	Sublicense Agreement, dated October 1, 2013, between BioTime, Inc. and Asterias Biotherapeutics, Inc.*

10.4	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation*

10.5
Non-exclusive License Agreement, dated October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to Current Report on Form 8-K filed by BioTime, Inc. with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(3)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on September 3, 2013

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

* Filed herewith.