Form 10-K
period 2013-12-31
Asterias Biotherapeutics, Inc.
filed 2014-03-17
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to __________

Commission file number 000-55046

Asterias Biotherapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-1047971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Constitution Drive
Menlo Park, California 94025
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code
(650) 433-2900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Series A Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

As of June 30, 2013, the registrant’s common stock was not publicly traded.

There were outstanding as of March 11, 2014 6,537,779 shares of Series A common stock, par value $0.0001 per share and 23,961,040 shares of Series B common stock, par value $0.0001 per share

DOCUMENTS INCORPORATED BY REFERENCE

None

Asterias Biotherapeutics, Inc.

PART I

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

References to “Asterias,” “are” or “we” means Asterias Biotherapeutics, Inc.

The description or discussion, in this Form 10-K, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Preliminary Note Regarding Ownership of Our Common Stock and the Series A Distribution

On October 1, 2013 we acquired certain assets from Geron Corporation (“Geron”) and from our parent corporation BioTime, Inc. pursuant to the terms of an Asset Contribution Agreement, dated January 4, 2013.  Under the terms of the Asset Contribution Agreement, in exchange for the assets that Geron contributed to us, we issued to Geron 6,537,779 shares of our Series A Common Stock, par value $0.0001 per share (“Series A Shares”), and, in exchange for the assets that BioTime contributed to us, we issued to BioTime 21,773,340 shares of our Series B Common Stock, par value $0.0001 per share (“Series B Shares”) and warrants to purchase an additional 3,150,000 Series B Shares.  We concurrently sold and issued to a private investor, for $5,000,000 in cash, 2,136,000 Series B Shares and warrants to purchase an additional 350,000 Series B Shares.  As of March 1, 2014, we had only four shareholders of record, and the 21,773,340 Series B Shares held by our parent BioTime account for 71.6% of our common stock outstanding as a whole.  Accordingly, we are a consolidated subsidiary of BioTime.

Under the Asset Contribution Agreement, Geron has agreed to distribute to its stockholders, on a pro rata basis, the Series A Shares it received in exchange for the assets it contributed to us under the Asset Contribution Agreement (the “Series A Distribution”).  The Series A Distribution will be made only to Geron stock holders residing, according to Geron’s stock ledger and share position listing, in the following jurisdictions (the “Distribution Jurisdictions”):  United States, Anguilla, Argentina, Austria, Australia, Belgium, Bulgaria, Canada, Cayman Island, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Guam, Guernsey, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Latvia, Lebanon, Liechtenstein, Luxembourg, Malta, Mexico, Monaco, Netherlands, Norway, Panama, Poland, Portugal, Puerto Rico, Romania, Saudi Arabia, Singapore, Slovenia, Slovakia, Spain, Sweden, Switzerland, Taiwan, United Arab Emirates, United Kingdom, Uruguay, British Virgin Island, and U.S. Virgin Island.  Jurisdictions other than the Distribution Jurisdictions are referred to as the “Excluded Jurisdictions.”  In lieu of Geron distributing the Series A Shares in Excluded Jurisdictions, the Series A Shares that Geron stockholders who reside in Excluded Jurisdictions would otherwise receive will instead be sold for cash and the net cash proceeds will be distributed ratably to those stockholders.

Fractional shares will not be distributed in the Series A Distribution, and instead will be aggregated and sold for cash, and the net cash proceeds of the sale will be distributed ratably to Geron stockholders who would otherwise be entitled to receive fractional shares.

Item 1.	Business

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine.  Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  We plan to develop, license, and support a wide range of technologies that are based on “pluripotent” stem cells to treat diseases or injuries in a variety of medical fields, including neurology, oncology, cardiology, metabolic diseases, ophthalmology, orthopedics, and blood and vascular diseases.

“Regenerative medicine” refers to an emerging field of therapeutic product development that may allow all human cell and tissue types to be manufactured on an industrial scale.  This new technology is made possible by the isolation of human embryonic stem (“hES”) cells, and by the development of induced pluripotent stem (“iPS”) cells which are created from regular cells of the human body using technology that allows adult cells to be “reprogrammed” into cells with pluripotency much like hES cells.  These pluripotent hES and iPS cells have the unique property of being able to branch out into each and every kind of cell in the human body, including the cell types that make up the brain, the blood, the heart, the lungs, the liver, and other tissues.  Unlike adult-derived stem cells that have limited potential to become different cell types, pluripotent stem cells may potentially lead to an array of new regenerative therapeutic products, especially those targeting the large and growing markets associated with age-related degenerative disease.  Unlike pharmaceuticals that require a molecular target, therapeutic strategies in regenerative medicine are generally aimed at regenerating affected cells and tissues, and therefore may have broader applicability.  We believe that regenerative medicine represents a revolution in the field of biotechnology with the potential of providing therapies for diseases previously considered incurable.

Asset Contribution with BioTime and Geron

On October 1, 2013 we completed the acquisition of certain assets from Geron Corporation (“Geron”) that had been used in Geron’s hES cell research and development programs.  We also acquired certain assets from our parent corporation, BioTime, Inc. (“BioTime”).  The acquisition of the Geron assets and the assets from BioTime was completed under the terms of an Asset Contribution Agreement, dated January 4, 2013 (the “Asset Contribution Agreement”), to which we, Geron and BioTime were the parties.

The assets we acquired from Geron include:

•	certain patents and patent applications and all related active prosecution cases, trade secrets, know-how and certain other intellectual property rights, and all of Geron’s goodwill with respect to the technology of Geron directly related to the research, development and commercialization of certain products and know-how related to hES cells;

•	certain biological materials and reagents (including master and working cell banks, original and seed banks, and research, pilot and good manufacturing practices (cGMP) grade lots and finished product);

•	certain laboratory equipment;

•	certain contracts;

•	certain books, records, lab notebooks, clinical trial documentation, files and data;

•	certain regulatory filings for clinical trials for the following product candidates (the “Clinical Trials”):

•	GRNOPCI for spinal cord injury, including the investigational new drug applications filed with the United States Food and Drug Administration (FDA) for Geron’s Phase I safety study of oligodendrocyte progenitor (GRNOPC1) cells in patients with neurologically complete, subacute spinal cord injury, and long term follow up of subjects who received GRNOPC1; and

•	VAC1 for acute myelogenous leukemia (AML), including a Phase I/II study of active immunotherapy with GRNVAC1, autologous mature dendritic cells transfected with mRNA encoding human telomerase reverse transcriptase (hTERT), in patients with AML in complete remission; and

•	certain abandoned or inactive patents and abandoned or inactive patent applications.

In addition, we received from Geron an exclusive sublicense under certain patents owned by the University of Colorado’s University License Equity Holdings, Inc. relating to telomerase (the “Telomerase Sublicense”).  The Telomerase Sublicense entitles us to use the inventions described in the sublicensed patents in the development of certain immunological treatments for cancer.  Under the Telomerase Sublicense, we paid Geron an up-front license fees and will pay small annual license maintenance fee, and a small royalty on sales of any products that we may develop and commercialize using the sublicensed patents.

We assumed the obligations and liabilities of Geron and its affiliates relating to the assets we acquired from them and attributable to periods, events or circumstances after the date of the acquisition, and the obligations of Geron and its affiliates to be performed under the contracts that Geron assigned to us.  We also assumed certain patent interference proceedings.  We will reimburse Geron for certain costs incurred after June 30, 2013 relating to the maintenance or prosecution of patents and patent applications assigned to us.  We assumed all obligations and liabilities of Geron arising from the Clinical Trials, including the obligation to obtain information and prepare reports to the FDA about the health of patients who participated in the Clinical Trials, and liabilities to patients that might arise from the Clinical Trials.

The assets we acquired from BioTime include:

•	a quantity of five human hES cell lines produced by BioTime’s subsidiary ES Cell International Pte Ltd (“ESI”) under cGMP sufficient to generate master cell banks, and non-exclusive, world-wide, royalty-free licenses to use those cell lines and practice under certain patents pertaining to stem cell differentiation technology for any and all uses;

•	8,902,077 BioTime common shares;

•	warrants to subscribe for and purchase 8,000,000 additional BioTime common shares (the “BioTime Warrants”) exercisable for a period of five years at a price of $5.00 per share, subject to pro rata adjustment for certain transactions;

•	forgiveness of a loan in the amount of $5,000,000;

•	10% of the shares of common stock of BioTime’s subsidiary OrthoCyte Corporation (“OrthoCyte”) issued and outstanding as of January 4, 2013; and

•	6% of the ordinary shares of BioTime’s subsidiary Cell Cure Neurosciences, Ltd. (“Cell Cure Neurosciences”) issued and outstanding as of January 4, 2013.

We have subsequently entered into a Materials Transfer Agreement with BioTime through which we have acquired the non-exclusive right to use certain hydrogel formulations for research purposes, and an option for a period of 36 months to negotiate a non-exclusive sub-license for use of BioTime’s hydrogels in neurological, cardiovascular and orthopedic human cell therapy applications.

Additional Information

We were incorporated in September 2012 under the name BioTime Acquisition Corporation in the state of Delaware.  We changed our name to Asterias Biotherapeutics, Inc. in March 2013.  Our principal executive offices are located at 230 Constitution Drive, Menlo Park, California 94025.  Our telephone number is 650-433-2900.  We currently maintain an Internet website at www.biotimeinc.com/asterias-biotherapeutics.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012.  We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities, such as our common stock, pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (the “SEC”).  We refer to the Jumpstart Our Business Startups Act of 2012 herein as the "JOBS Act," and references herein to "emerging growth company" shall have the meaning associated with it in the JOBS Act.

Business Strategy

By acquiring Geron’s stem cell assets, we now have the use of cell lines and other biological materials, patents, and technology developed by Geron over 12 years of work focused in the following complementary areas:

•	The establishment of cell banks of undifferentiated hES cells produced under cGMP and suitable for the manufacture of differentiated cells for human therapeutic use;

•	The development of scalable differentiation methods which convert, at low cost, undifferentiated hES cells into functional cells suitable for human therapeutic cells that can be stored and distributed in the frozen state for “off-the-shelf” use;

•	The development of regulatory paradigms that we believe will be sufficient to satisfy both U.S. and European regulatory authority requirements to begin human clinical testing of products made from hES cells; and

•	The continuous filing and prosecution of patents covering inventions to protect commercialization rights, as well as consummating in-licenses to enable freedom to operate in a variety of fields.

We have acquired a significant portfolio of patents and patent applications, cell lines, and hES technology and know-how related to potential therapeutic products in various stages of development.  Two of the products under development have already been used in early stage clinical trials.  See “Product Candidates” for a description of the various product candidates and the stages of development that they are in.

The product candidates under development from various cell types that we acquired from Geron are summarized in the following table:

Product Candidate Description	Target Market	Estimated Number of Potential Patients(1)	Status
OPC1 – Glial Cells	Spinal Cord Injury	12,000 new cases per year in U.S.	Phase I Trial completed in U.S. 5 Patients treated – no serious adverse events related to the OPC1 drug product to date.

	Multiple Sclerosis (“MS”)	180,000 new cases per year in U.S.	Proof of principle achieved in animal models.

	Canavan's Disease(2)	Rare	Proof of principle achieved in animal models.

	Stroke	800,000 new cases per year in U.S.	Pre-clinical research.
VAC1 – Autologous Monocyte – Derived Dendritic Cells (infused cells derived from the treated patient)	Cancer	Prostate: 240,000 new cases per year in U.S.	Phase I study in metastatic prostate cancer completed (Journal of Immunology, 2005, 174: 3798-3807).

		Acute myelogenous leukemia: more than 12,000 new cases per year in U.S.	Phase I/II study in acute myelogenous leukemia completed. Manuscript in preparation.
VAC2 – Dendritic Cells	Lung Cancer	226,000 new cases per year in U.S.	Cells derived and characterization studies performed (parameters analyzed showed normal cell functions in vitro(3)).

	Multiple Myeloma	22,000 new cases per year in U.S.	Scalable manufacturing methods under development.

	Prostate Cancer	240,000 new cases per year in U.S.	Proof of concept established in multiple human in vitro(3) systems.
CHND1 – Chondrocytes	Osteoarthritis	25 million total patients in U.S.	Cells derived and partly characterized.

Early non-clinical studies have been performed in animal models of osteoarthritis.

	Degenerative Disk Disease	400,000 new spinal fusion cases per year in U.S.	Pre-clinical research.
CM1 – Cardiomyocytes	Heart Failure	6 million total patients in U.S.	Cells derived and characterization studies performed (parameters analyzed showed normal cell functions in vitro(3)).
	Myocardial Infarction	900,000 new cases per year in U.S.	Proof of concept in three animal models of disease.

Scalable manufacturing established.

First in man clinical trial designed.
IC1 – Islet Cells	Type 1 and some Type 2 Diabetes	5 million total insulin dependent patients in U.S.	Cells derived and partly characterized (most, not all normal cell functions verified in vitro(3)).

Proof of concept in rodent diabetes model.

Scalable manufacturing methods under development.

(1)	The estimates of the numbers of potential patients shown in the table are based on data for the United States only and do not include potential patients in other countries.

(2)	Canavan's Disease is a congenital neurological degenerative disease in which the growth of the myelin sheath surrounding nerves is inhibited resulting in mental retardation, loss of motor function, abnormal muscle tone, poor head control and enlarged head. Death usually occurs before age 4.

(3)	In vitro means in tissue culture dishes.

The cost and time required to develop products from the acquired assets is not presently known with certainty due to many factors including the following:

•	The functional state of the cells, cell lines and other biological reagents transferred to us cannot be determined until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment, which may not be completed until the second quarter of 2014. The functionalities of the cells were within specification at the time of initial manufacturing and subsequent storage. However, the cells have remained in storage (under cGMP conditions) for more than two years. Therefore, all the functional tests need to be repeated to verify that the cells remain within specification after the two year period of frozen storage.

•	The views of the FDA and comparable foreign regulatory agencies on the pre-clinical product characterization studies required to submit an investigational new drug application (“IND”) in order to initiate human clinical testing of potential therapeutic products;

•	The inherent uncertainty of laboratory research and any clinical trials that we may conduct;

•	The amount of capital that we will have for our development programs, including potential sources of additional capital through research grants or funded collaborations with third parties; and

•	The availability and recruitment of qualified personnel to carry out the analyses and evaluations described above.

We have commenced our efforts to obtain project funding, manufacturing expertise, and clinical trial management for the VAC2, CHND1 and CM1 programs by initiating discussions with certain third parties that either had agreements with Geron related to, or had expressed an interest in participating in, the development of therapeutic products with those cell lines and related technologies.  The extent and pace of the work we can do to develop product candidates in those three programs will depend in large part on the consummation of agreements for one or more of those potential collaborations.  Our discussions with the third parties are in the early stages and there is no assurance that they will lead to any agreements. We may also pursue discussions with other third parties for financial, manufacturing, or clinical trial management, or other co-development arrangements for those programs.

We have applied for a Strategic Partnership 3 Track “A” award from the California Institute for Regenerative Medicine (“CIRM”) to support a Phase I/IIa dose escalation clinical trial of OPC1 in subjects with neurologically complete cervical spinal injury.  There is no assurance that CIRM will approve our application.

We may also use the acquired assets, along with technology that we may develop ourselves or that we may acquire from third parties, to pursue the development of other products.  Our product development efforts may be conducted by ourselves alone or in collaboration with others if suitable co-development arrangements can be made.

Product Candidates

OPC1 Glial Progenitor Cells

We have acquired from Geron a quantity of glial progenitor cells, which are cells that become glial cells after injection, derived from a cGMP master cell bank of undifferentiated hES cells that has been fully qualified for human use.  These cells, which are stored frozen until ready for use, are produced under cGMP conditions and screened for adventitious agents.  These glial progenitor cells were Geron’s first hES cell-derived cellular therapy to enter human clinical testing and are known as OPC1.

Glial cells are nature’s neuronal insulating cells.  Like the insulation covering an electrical wire, glial cells enable the conduction of electrical impulses along nerve fibers throughout the central and peripheral nervous system.  They are also known to promote neural growth, as well as induce blood vessel formation around nerve axons.  OPC1 cells reproduce all of the natural functions of glial cells in animal models, including:  producing myelin that wraps around nerve fibers; producing neurotrophic factors which encourage neuro-regeneration and sprouting of new nerve endings, and inducing new blood vessels which provide nutrients and remove waste matter from neural tissue as it functions in the body.

The pathology of spinal cord injury involves extensive loss of the myelin sheath (insulation) produced by glial cells at the site of injury.  Although neurons are lost, the prime pathology of spinal cord injury is loss of glial insulation which prevents transmission of nerve impulses above or below the point of injury.

There are currently no drugs approved by the FDA specifically for the treatment of spinal cord injury although methylprednisolone, a corticosteroid generally used as an anti-inflammatory drug, is sometimes prescribed on an off-label basis to reduce acute inflammation in the injured spinal cord immediately after injury.  It is believed that in order to effect substantial benefit in treating this complex injury, multiple mechanisms of action are required, such as re-myelination of the demyelinated axons, generation of new blood vessels to repair the ischemic damage from injury, and the presence of biologics that cause neuro-sprouting or new nerve growth to enable the severed axons to repair.  In studies to date, OPC1 cells have been shown to exhibit all three effects, and therefore we believe they have potential to effectively treat acute spinal cord injury.

Geron has published multiple studies in a validated rat model of spinal cord injury showing that a single injection of OPC1 cells at the site of injury produces durable re-myelination, new blood vessel formation, and new neuronal sprouting, all of which result in sustained and significant improvement in the animal’s locomotion within several months after injection.  These data provided the rationale to initiate the world’s first clinical trial using hES cell-derived glial cells (OPC1) to treat acute spinal cord injury in humans.  A large body of evidence derived from Geron’s research showed the following observations:

•	OPC1 survives for at least 12 months in the spinal cord after injection into animal models of spinal cord injury.

•	The injected cells result in sustained and significant improvement in locomotor activity in the spinal cord injured animals.

•	The growth of the OPC1 cells after injection reduces cavities that normally form after injury in both animal models and human spinal cord injury.

•	OPC1 cells migrate up to 5 centimeters in both directions from the site of injection in rodent models of spinal cord injury. No toxicity was seen in the animals after injection – no systemic toxicity, nerve pain, benign growths (known as teratomas), or toxicity of any kind other than rare observations of benign cyst-like structures at the point of injection. Extensive in vitro immune assays demonstrated the absence of direct immune recognition of OPC1 by human immune cells.

•	The cyst-like structures that appeared in certain rat model studies were microscopic in size, had very few dividing cells, did not grow, and were found exclusively in the spinal cord injury site where the OPC1 cells were injected. Because of the discovery of the cyst-like structures in early animal models, the FDA placed Geron’s planned clinical trial on hold. The presence of cyst-like structures was investigated in additional animal studies. In four separate animal studies using the clinical grade OPC1 product, cyst-like structures were found in the frequencies shown in the following table:

Number of Animals	Number of
Developing Cyst-Like Structures	Animals Studied
5	128
0	62
1	68
1	108

After discussions that Geron had with the FDA, the clinical trial investigators, and the data monitoring safety board, the unanimous opinion was that these cyst-like structures were of low risk to subjects and the clinical trial was permitted to proceed.  Nevertheless a plan was developed to monitor subjects in clinical trials for the development of such cyst-like structures.  In the completed Phase I safety study in which 5 patients received OPC1 cells in their injured spinal cords, no cyst-like structures were detected in multiple magnetic resonance imaging exams during a one year follow-up.

Phase I Trial Design

After FDA authorization, Geron began the world’s first hES cell trial in patients with acute spinal cord injury in October 2010.  The trial was an open label design conducted at seven U.S. neuro-trauma sites.  Up to 10 subjects could be treated in the trial, each of whom had a sub-acute functional complete thoracic (chest) spinal cord lesion.  Patients enrolled in the study received a single dose of 2 x 106 cells at the injury site between 7 and 14 days after injury.  All subjects received temporary low dose immune suppression treatment for 45-60 days.  The primary endpoint of the study was safety, with secondary endpoints of neurologic function assessed by five different validated measures of sensory and motor function.  Each subject received a screening MRI, and if treated and entered into the treatment protocol, received 8 follow-up MRIs in the first year and multiple physical exams and laboratory testing.  The patients then entered a separate protocol after the first year which will follow them intermittently over a period of 15 years.

Results to Date

Five patients have received OPC1.  All five patients have completed their one year follow-up data set.  No surgical complications during or post-surgery have been observed, and there have been no significant adverse events to date in any patient attributable to the OPC1 product.  There have been five minor adverse events possibly related to OPC1 such as transient fever and nerve pain.  There have been no unexpected neurological changes to date, nor has there been evidence of adverse changes or cavitation on multiple MRIs.  Immune monitoring, conducted in some of the patients, has not detected any evidence of immune responses to OPC1, an important clinical finding that was predicted by extensive in vitro immune testing of OPC1 prior to initiating the trial.

Proposed New Study Population: Subjects with Neurologically Complete Cervical Spinal Cord Injuries

Based on the results of the completed Phase I trial of OPC1 in thoracic Spinal Cord Injury (SCI), the next target patient population in which we plan to clinically test OPC1 is patients with neurologically complete cervical spinal cord injuries.  We believe that there are both medical and scientific rationales for the transition to subjects with cervical SCI. Individuals with neurologically complete cervical SCI have an enormous unmet medical need due to the loss of function in all four limbs as well as multiple additional impairments such as impaired bowel and bladder function, reduced sensation, spasticity, sudden changes in blood pressure, deep vein thrombosis, sexual dysfunction, increased infections, skin pressure sores, and chronic pain.  These individuals frequently require significant assistance for their care and activities of daily living. One recent published study estimated the lifetime costs of care for a person who suffers a cervical SCI at age 25 to be $4.2 million (Y. C. Cao and M. J. DeVivo (2009)).

Scientifically, the injured cervical spinal cord is a much better location than the upper or middle thoracic spinal cord to test the safety and potential activity of OPC1.  This is partly due to the fact that damaged and demyelinated nerve axons in thoracic injuries need to regrow over several spinal segments in order to restore neural function.  In contrast, damaged and demyelinated nerve axons in cervical injuries only need to regrow a short distance to restore neural function.  Therefore, in cervical injuries, regeneration and/or repair of damaged axons mediated by OPC1 could result in substantial re-innervation of cervical segments and thereby have a significant impact on upper extremity motor and/or sensory function.

The advantages of conducting clinical trials in patients with neurologically complete cervical SCI was recently further demonstrated by published studies done by J. D. Steeves and others together with the Spinal Cord Outcomes Partnership Endeavor (SCOPE).  These studies analyzed several large SCI databases and found that only 21% and 26% of people living with C4-C7 cervical sensorimotor complete spinal cord injury recovered two or more upper extremity motor levels at 24 and 48 weeks after injury, respectively.  Those studies further showed that an improvement in motor score of two or more led to a statistically significant increase in the Spinal Cord Independence Measure (SCIM) self-care subscore, suggestive of a measurable association between improvement in neurological function and a clinically meaningful functional outcome.

Near-Term Product Development Strategy for OPC1

We plan to initiate a new Phase I/IIa dose escalation trial of OPC1 in patients with complete cervical injuries and to conduct additional research and planning for subsequent trials and for other possible indications for the use of OPC1.  This will involve five main categories of activities:  Regulatory; Clinical; Product Development; Quality; and Research, briefly summarized below.

Regulatory: These activities include, but are not limited to, preparing a briefing package for a meeting with the FDA staff to discuss the proposed new clinical protocol, amending the existing IND to support the new study and other activities to facilitate obtaining FDA clearance to initiate a cervical dose escalation clinical study.

Clinical: The activities include, but are not limited to, establishing appropriate patient safety monitoring systems, preparing an investigator’s brochure, training and qualifying neurosurgeons and clinical sites to (i) identify and enroll subjects, (ii) to prepare the OPC1 drug product at the clinical sites, and (iii) to conduct the trial according to the IND protocol.  We must also ensure an adequate supply chain of (1) the investigational drug product (OPC1), (2) syringe positioning devices used to inject the OPC1 cells, and (3) dose preparation kits used to thaw and prepare the OPC1 cells for injection.

Product Development: Activities in this category will include work to improve the scale and efficiency of the manufacturing process for OPC1 in preparation for larger future trials if the Phase I/IIa trial is successful.

Quality: We will be required to test the purity, stability and potency of the OPC1 drug product used in the proposed trial and also to improve the assays currently used to define the product attributes as we progress from Phase I to Phase II and Phase III studies using the OPC1 drug product.

Research: We plan to try to develop novel methods to measure purity and potency of the OPC1 drug product.  We plan to investigate possible improvements to the current methods used to manufacture OPC1 and also to test OPC1 in animal models of other neurodegenerative diseases to identify other potential clinical applications for the product, such as sub-cortical stroke.

We will need to raise additional capital in order conduct the Phase I/IIa clinical trial and subsequent clinical trial and product development work.  We have applied for a CIRM grant to provide funding for the clinical trial, and we may sell some of our BioTime common shares or additional shares of our capital stock to finance the clinical trials, including later Phase trials.

OPC1 CIRM Grant Application

We have applied for a Strategic Partnership 3 Track “A” Award from CIRM, which is intended to support a Phase I/IIa clinical trial of OPC1 in subjects with neurologically complete cervical spinal cord injury.  If received, this grant would also help support our efforts to develop a commercial process to manufacture OPC1.  We submitted a letter of intent to CIRM in August 2013 and filed a full application on October 21, 2013.  The purpose of the Strategic Partnership Award Initiative is to create incentives for industry to advance the development of stem cell-based therapeutics.  As part of a Strategic Partnership 3 Track “A” Award, CIRM will provide up to $10,000,000 ($15,000,000 in extraordinary cases) to support an approved project.  Geron was granted a non-recourse loan for its thoracic spinal cord injury study in 2011 from CIRM, but returned the loan funds after announcing the termination of its hES cell programs.  Commencement of the clinical trial proposed in our grant application will be contingent on the FDA’s concurrence with the trial protocol.  There can be no assurance that we will receive a grant from CIRM for this project or that the FDA will concur with the trial protocol.

OPC1 for the treatment of multiple sclerosis and other diseases

In addition or as an alternative to spinal cord injury, we may test the OPC1 cells in other alternative indications, including multiple sclerosis (MS), Canavan’s Disease, and stroke.

OPC1 may also be useful in the treatment of MS focal lesions, especially those in the spinal cord. Because of its functional properties, OPC1 is a candidate for the repair of central nervous system lesions found in subjects with MS.  In these lesions, axons are “demyelinated,” meaning that they have lost the sheaths that provide insulation for nerve conduction.  In many cases, lesions located in the spinal cord of patients with MS are responsible for progressive clinical deterioration and a loss of ambulatory function. OPC1 may have the potential to repair such spinal cord lesions and to reverse clinical deterioration associated with the lesions.  Preclinical studies were conducted by Dr. Jeffrey Kocsis at Yale University.  In these studies, Dr. Kocsis’ group created lesions resembling those seen in MS. OPC1 was implanted seven days after induction of the lesion.  Progressive remyelination of the lesion was observed which was durable for at least one year and was not observed in control animals that did not receive OPC1.  We believe that research provides support for potential clinical testing of local delivery of OPC1 in the spinal cord of patients with progressive MS, and we are exploring potential development paths to assess the safety and utility of OPC1 in treating MS spinal cord lesions.

In Canavan’s Disease, a genetic mutation leads to the accumulation of toxic materials that result in the death of glial cells leading to consequent demyelination.  OPC1 cells have been injected into a mouse model of Canavan’s Disease in which the cells were shown to survive and significantly improve rotation behavior after injection, thereby establishing the rationale to possibly extend OPC1 use into that genetic disease.

Lastly, a growing body of evidence supports the use of OPC1 as a treatment for acute thrombotic stroke.  Based upon the three documented mechanisms of action of OPC1 – re-myelination, vascularization, and neurotrophin release – we may collaborate with academic centers to study OPC1 in animal models of thrombotic stroke in an attempt to generate a potential rationale for the application of OPC1 in this large, unmet medical need.

VAC2 and VAC1, Technology For Potential New Cancer Vaccines

We acquired from Geron two experimental therapeutic cancer vaccines designed to target cancer cells by targeting the cancer cell’s expression of telomerase.  Telomerase is a ubiquitous cancer target, expressed at high levels in all human cancers but at very low levels or not at all, in normal human cells.  The premise underlying these vaccines is to “teach” the patient’s own immune system to attack cancer cells while sparing other cells.  This may be possible by repeatedly exposing the immune system to a substance (an antigen) that is either specifically expressed or over-expressed by cancer cells in a way that subsequently induces an immune response to any cells that express that antigen on their surface.  We believe that the characteristics of telomerase make it an ideal antigen for cancer vaccines.

VAC2: hES Cell-Derived Dendritic Cells

Dendritic cells can be likened to the quarterback of the immune system.  They are antigen processing and presenting cells which are potent initiators of a cellular and humoral (antibody) immune response.  Immature dendritic cells initiate an antigen specific suppressive response, such as would be required to terminate an abnormal autoimmune reaction as occurs in diseases like rheumatoid arthritis, and systemic lupus erythematosis.  Mature dendritic cells, on the other hand, initiate active cellular and humoral immunity such as is required for immune targeting cancer and infectious disease.  VAC2 is a dendritic cell population that is produced from hES cells that can be modified with any antigen.  VAC2 can be produced in the form of immature dendritic cells for antigen specific immune suppressive therapies, or in mature form to generate antigen restricted cytotoxic responses.  There is a significant amount of global clinical literature that describes the use of dendritic cells isolated from peripheral blood samples and used in various vaccination schemes, especially in various cancers (see our discussion of VAC1, below).  Although effective in generating an antigen specific immune response, and in several cases showing a significant clinical impact, the drawbacks of autologous peripheral blood-derived dendritic cell vaccination schemes such as VAC1 are the limited supply of cells, the high cost of production, the long production time, and high patient to patient variability.  As a second generation dendritic cell technology, VAC2 is designed to specifically obviate theses drawbacks.  VAC2 can be produced in large quantities, similar to the other hES cell-based therapeutic cells. Additionally, because VAC2 is an allogeneic cell, it is believed to be potentially more potent than an autologous dendritic cell, by means of partial antigen mismatch in the HLA system (Human Leukocyte Antigen – markers of immune system types, akin to blood types).

Quality control can be standardized and the product can be shown to have uniform potency.  Cost of goods is dramatically lower than autologous approaches, and the multi-dose batch production and cryo-preservation enables “on-demand” availability.  It is generally agreed that partial HLA matching between dendritic cell and patient will be required to optimize efficacy and reduce side effects.  The H-1 hES cell line, qualified for human use by Geron, can provide a single HLA match on HLA-A2 (a specific HLA type) for approximately 47% of North American Caucasians.  Dendritic cells manufactured from one additional hES cell line will capture approximately 70% of North American Caucasians.  The feasibility of VAC2 differentiation from multiple hES cell lines has been demonstrated.

The differentiation process for VAC2 has been optimized, the protocol is patent protected and clinically compliant (suitable for use in humans), and no serum or animal feeder cells are used.  The production protocol is robust, achieving fully matured dendritic cells within 30 days with reliable process controls.  The differentiation protocol is scalable to flasks in the near-term and suspended micro-beads in bioreactors in the medium-term.  Four growth factors are used to drive hES cell differentiation to dendritic cells, and they are serially removed during the process:  VEGF, SCF, BMP-4 and GMCSF.  The hES cell-derived dendritic cells can be irradiated, which may shorten the animal studies required for IND submission, because irradiation prevents cell division of the injected VAC2 dendritic cells, potentially eliminating concerns of growth of non-dendritic cells in the product.  Lastly, cryo-preservation in low concentration of DMSO (Dimethyl Sulfoxide – a chemical used to stabilize cells during freezing) is feasible, thereby potentially enabling direct thaw and injection in the clinic.

VAC2 cells have been extensively characterized in vitro and have high migratory and antigen presenting functionality with limited phagocytic activity (ability to engulf other cells – not a characteristic of dendritic cells), as would be expected for mature dendritic cells.  They express high levels of all the appropriate surface markers defining them as mature human dendritic cells.  VAC2 cells are phenotypically similar to dendritic cells derived from peripheral blood mononuclear cells, further enabling them to be potentially used in lieu of peripheral blood derived dendritic cell vaccination protocols.  VAC2 and peripheral blood monocyte derived dendritic cells produce similar cytokine profiles (patterns of biologically active proteins) before and after antigen stimulation.  VAC2 has been shown to demonstrate functionality in chemotactic responses (cells are specifically attracted by certain molecules) and T-cell stimulation.  VAC2 in-vitro stimulates a TH-1 type cytokine production (T-helper 1 – a subtype of T cells) from lymphocytes in a mixed lymphocyte reaction in vitro (a test in which lymphocytes from two different individuals are mixed together to determine whether one individual "recognizes" the other's lymphocyte type) resulting in highly activated antigen restricted T-cell populations (lymphocytes that recognizes only one specific substance).  In vitro studies have demonstrated that a single HLA match between VAC2 cells and responding lymphocytes is required to stimulate antigen specific T-cell responses.  VAC2 has been shown to retain antigen presentation functionally (ability to "present" antigen on its surface to induce an immune response in another cell) after cryo-preservation.  Irradiation of VAC2 after introduction of antigen eliminates the proliferative capacity of the dendritic cells and removes any safety concerns due to the presence of any residual undifferentiated embryonic stem cells in the preparation.  Irradiated and cryo-preserved VAC2 cells are fully capable of presenting antigen to T-cells, resulting in antigen specific T-cell activation.

A clinical protocol for the potentially first-in-man safety study of VAC2 has been outlined for prostate cancer, although we believe that other tumor targets, such as lung cancer and multiple myeloma, are possible.  Telomerase, a ubiquitous tumor antigen, would be the first antigen to be used with VAC2.  If we proceed with clinical development in prostate cancer, approximately 15-20 prostate cancer patients who have developed a biochemical (PSA) relapse after either local radical treatment or adjuvant hormonal therapy would be eligible to participate in the trial.  Patients would initially be restricted to HLA-A 2.1 and would receive 6 vaccinations at two different doses (1 x 106 and 1 x 107) at weeks 0, 1, 2, 3, 4, 8 and 16.

The route of the administration would be intradermal.  The primary endpoint would be to investigate the safety and toxicity of VAC2, with secondary endpoints of immune response to the telomerase antigen introduced into VAC2.  The clinical and immunological monitoring would be achieved with a standard immune test such as ELISPOT and tetramer analysis (a biochemical assay to measure a specific antigen).  Clinical responses in prostate cancer patients would be monitored by PSA levels, progression-free survival, and overall survival.

In summary, VAC2, a second generation dendritic cell technology, has been demonstrated to exhibit a mature dendritic cell phenotype of reproducibly characterized cellular composition.  The cells activate allogenic T-cells and migrate in response to chemokine stimulation.  VAC2 stimulates a TH-1 type cytokine production and can present antigen delivered to the cells in either mRNA, or protein form. VAC2 can stimulate Class 1 and Class 2 antigen specific T-cells (two types of antigens - type 1 is within a cell, type 2 is outside the cell) and has been shown to prime and stimulate naive antigen restricted T-cells even with only a single HLA-antigen match.  Lastly, the feasibility of cryo-presentation and irradiation without alteration of VAC2 function has been demonstrated.  These attributes will potentially allow for a greater margin of safety in clinical studies utilizing VAC2 and reduce the number of additional preclinical studies required for an IND submission.  Specifically, long-term cell survival and engraftment studies may not be required for a VAC2 IND submission.

Near-term Product Development Strategy for VAC2

We plan to scale up the manufacturing process for the VAC2 drug product and transition it to cGMP production to support the first in man clinical study of VAC2 cancer immunotherapy in lung or prostate cancer.  We also will need to develop the quality, purity and potency assays needed for clinical testing, and to transfer to clinical study sites the immunological monitoring assays that will be used to measure patient immune responses in the clinical trial.

We are in the process of applying for a grant from a large United Kingdom based charitable organization to fund Phase I/IIa clinical development of VAC2.  The proposed grant would fund both the Phase I/IIa clinical trial of VAC2 in cancer patients and the cGMP manufacturing costs of VAC2.  The terms under which funding may be provided by the charitable organization are currently under discussion. We anticipate that we will receive notification of whether the grant has been approved during the first half of 2014.  This same charitable organization had awarded a similar grant for VAC2 to Geron but that grant was withdrawn after Geron terminated the program in November 2011.  There can be no assurance that we will receive the grant that we are seeking.

Telomerase Therapeutic Vaccine (VAC1)

We acquired from Geron rights to its immunological cancer therapy product VAC1, including the IND for clinical trials conducted by Geron and the related drug master files.  VAC1 is an autologous product (using cells that come from the treated patient) consisting of mature antigen-presenting dendritic cells pulsed with RNA for the protein component of human telomerase (“hTERT”) and a portion of a lysosomal targeting signal ("LAMP").  LAMP directs the telomerase RNA to the lysosome, the subcellular organelle that directs the RNA to a particular part of the cell membrane.  VAC1 is injected into the patient’s skin; and from there the dendritic cells travel to the lymph nodes and instruct cytotoxic T-cells (T-cells that "kill" other cells) to kill tumor cells that express telomerase on their surface.

A Geron-sponsored Phase I/II clinical trial of VAC1 was conducted at six U.S. medical centers in patients with acute myelogenous leukemia (“AML”) in complete clinical remission.  The trial examined the safety and feasibility of a prime-boost vaccination regimen (an initial injection ("prime") followed by multiple additional injections ("boost")) to generate and extend the duration of telomerase immunity.  Geron evaluated the immune response to VAC1 and explored the effects of vaccination on minimal residual disease and relapse rates.  This trial completed patient enrollment in December 2009.

In the Phase I/II clinical trial, patients with AML entered the study in their first or second complete remission.  Prior to or shortly after completing consolidation chemotherapy, patients underwent leukapheresis (collection of white blood cells) to harvest normal peripheral blood mononuclear (white blood) cells for vaccine manufacture.  VAC1 was produced at a centralized manufacturing facility from the patient-specific leukapheresis harvests.  Patient mononuclear cells were differentiated in culture to immature dendritic cells, which were transfected with messenger RNA encoding hTERT and LAMP.  Transfected dendritic cells were matured, aliquoted and cryopreserved.  VAC1 was released for patient dosing contingent on several product specifications that included identity of mature dendritic cells, confirmation of positive transfection with hTERT, number of viable cells per dose after thawing, and product sterility.

VAC1 was successfully manufactured and released in 21 out of the 31 patients enrolled in the study.  These results reflect the variability of patient derived starting material that is often associated with an autologous, patient-specific product.

Patients were vaccinated weekly for six weeks with VAC1 administered intra-dermally, followed by a non-treatment period of four weeks, and then subsequent boost injections every other week for 12 weeks.  Monthly extended boost injections were then administered until the vaccine product supply was depleted or the patient relapsed.

Twenty-one patients received VAC1 in the study, including 19 in clinical remission and two in early relapse.  Of the 19 patients in clinical remission, eight were considered at intermediate risk for relapse and eleven were at high risk for relapse as predicted by their cytogenetics (gene expression pattern in the AML cells), FAB type (French-American-British classification of AML into 8 subtypes), or because they were in second clinical remission.  Thirteen out of 21 patients in the trial remained in clinical remission at a median duration of follow-up from first vaccination of 13.2 months.  At 12 months after vaccination with VAC1, estimated disease-free survival was 81% for patients at high-risk of relapse (95% CI: 42-95%).  The confidence interval (CI) of 95% means that the true value is between 42 and 95 with a probability of 95%.  Previously published data on this patient population suggests that approximately 45% of patients would normally remain free from relapse at this stage.  VAC1 was found to have a favorable safety and tolerability profile in this study over multiple vaccinations, with up to 32 serial vaccinations administered (median = 17).  Idiopathic thrombocytopenic purpura (bleeding into the skin caused by low platelets in blood) (grade 3-4) was reported in one patient.  Other toxicities (grade 1-2) included rash or headache.  These data from the Phase I/II trial were presented at the December 2010 American Society of Hematology annual meeting.

Expression of WT-1, a marker of minimal residual disease, was sequentially analyzed by qPCR (quantitative polymerase chain reaction – a method to identify DNA modules) in 21 patients.  The 13 patients who remain in clinical remission remain negative for WT-1, while six of seven with clinical relapse were WT-1 positive.  One patient was positive for WT-1 prior to vaccination with VAC1 and became WT-1 negative during the course of vaccination.  This patient relapsed after 30 months.

Patient immune response to telomerase after vaccination with VAC1 was evaluated using a test called the enzyme-linked immunosorbent spot (ELISPOT) assay to measure the presence of activated T-cells specific to hTERT.  Positive immune responses were detected in 55% of patients.

We have begun follow-up data collection on the 21 patients treated in the study at the six participating U.S. medical centers to determine the long term effects, if any, of the VAC1 administration on remission duration and disease-free survival.  Depending upon the results of that analysis, we will then decide whether to continue VAC1 development in AML or another cancer indication ourselves or in conjunction with a development partner.  We expect the follow-up data collection to be completed in the first half of 2014.

Early Study of VAC1 in Prostate Cancer

A prior clinical study using VAC1 in metastatic hormone refectory prostate cancer was published in the Journal of Immunology in 2005.  Telomerase loaded autologous monocyte-derived dendritic cells were administered to 20 patients with metastatic prostate cancer.  Treatment was well tolerated with no significant adverse reactions.  In 19 of 20 subjects, telomerase specific T lymphocytes were generated in the peripheral blood after vaccination.  Vaccination was associated with a reduction of prostate-specific antigen velocity (a measure of disease progression), although no clinical responses were observed in this preliminary study.  This study provided the rationale for the Phase I/II trial in AML described above.

CHND1: Chondrocytes for Cartilage Disorders and Degenerative Disc Disease

Articular cartilage is the shock absorber for joints.  Cartilage is a complex tissue with multiple cell levels and is avascular (without blood vessels), and without neurons or lymphatics, and has very low cell division.  Injury or chronic wear and tear can cause defects in cartilage in both joints and intervertebral discs that increase over time and leads to permanent disability due to the fact that damaged cartilage cannot generally regenerate itself in response to damage to the tissue.  Current procedures for cartilage repair using adult-derived cells generally show less than ideal efficacy.  The unmet medical need is for a source of reparative cells that can regenerate true articular cartilage and that does not require biopsy or multiple surgical procedures for installation.  Pluripotent stem cell-derived chondrocytes have been shown in animal models of osteoarthritis to mature in situ (in place) and form stable articular cartilage for at least nine months in the knee joint.

The global market for surgical and pharmacological interventions for patients with osteo-arthritis is estimated to exceed $12 billion per year.  The CDC has estimated that there are 27 million osteoarthritis sufferers in the U.S. alone, so a suitable supply of therapeutic cells for use in cartilage regeneration could potentially address a very large market.  The market for degenerative disc disease is thought to be even larger.

Our CHND1 cells are hES cell-derived human cartilage-forming cells.  Sourced from large cGMP human embryonic stem cell banks, they can be potentially produced in large multi-dose production lots, quality controlled and cryo-preserved for shipping and storage to achieve an “off-the-shelf” product description.  The differentiation process developed for CHND1 produces human cartilage forming cells that express the appropriate chondrocyte genes, including SOX9, COL2A1, COL9A1, and ACAN with embryonic stem cell markers undetectable in the final preparation.  The chondrocytes produced by this methodology have undergone a significant degree of characterization and produce the appropriate markers of articular cartilage in vitro.

The CHND1 cells have been tested in two animal models of osteoarthritis, in which a trochlear groove defect is made in the knee of immune-competent rats into which a single injection of CHND1 is implanted as a micromass into the articular defect without immune suppression.  CHND1 cells have also been tested in a large sheep animal model of osteoarthritis in which an 8 millimeter defect was surgically created in the animal’s knee and CHND1 cells were implanted in the injured site under a nylon membrane.  As in the rodent studies, no immune suppression was required.  Defect repair was studied after 21 days in vivo in the sheep model as articular cartilage and repaired subchondral (beneath cartilage) bone.  Further optimization will be required to enable full thickness, long-term cartilage regeneration in this large animal, weight bearing joint model.  We anticipate that the next steps for CHND1 product development would be to improve the surgical delivery and retention in the large, weight bearing sheep model by integrating our CHND1 cells with BioTime’s HyStem® hydrogel technology, and to continue scale-up and process optimization to enable the generation of animal data sufficient for an IND submission, which could potentially lead to a Phase I clinical trial in patients with osteoarthritis.

Although we have not yet tested CHND1 in models of degenerative disc disease (DDD) the pathology of DDD is similar to that of osteoarthritis and several groups, including BioTime’s subsidiary OrthoCyte Corporation, have demonstrated disc repair in animals using chondrogenic cells similar to CHND1.

An additional feature of our CHND1 program involves the integration of BioTime HyStem® hydrogel technology with CHND1.  The hydrogel is essentially a covalently linked extra cellular matrix formulation that is mixed with cells just prior to injection while the gel is in the liquid phase.  A cross linker is then added to the gel and cell mixture as the cells are injected into the tissue to be repaired.  Depending upon the amount of cross linker added and other controllable characteristics of the hydrogel, the final gel and cell mixture can quickly congeal into a jello-like consistency with the cells imbedded in the gel, which is subsequently resorbed by the body over several weeks, or, on the other extreme, the gel can harden into a much firmer, fibrocartilage-like material with a retention in the body for many months.  BioTime collaborators have demonstrated that chondrogenic cells are highly compatible with the hydrogel both in vitro and in vivo, providing the rationale for us to optimize the formulation of the hydrogel for application in both osteoarthritis and DDD.

Near-term Development Strategy for CHND1

We plan to develop a scalable manufacturing process for CHND1 and to optimize a formulation of BioTime’s HyStem® hydrogel that will improve CHND1 retention after injection into weight-bearing joints or degenerating intervertebral discs of animal models.  We have identified the steps in the current process that need improvement or scale up and have identified cellular markers on CHND1 that can be used in the assay development work required to support clinical grade manufacturing of the product candidate for use in animal studies from which we plan to acquire data to support an IND filing with the FDA.  We will also need to develop methods to cryopreserve CHND1 after manufacturing to enable long term storage, shipment to clinical trial sites and off the shelf availability for subjects in the planned trials.

The hydrogel formulation will need to be optimized to ensure compatibility with CHND1 cells and to improve the retention of the cells after injection into weight bearing arthritic joints and degenerating intervertebral discs of animal models of these two conditions.  Appropriate concentrations of various components of the hydrogel will need to be determined to maximize the viability and retention of the injected cells into the damaged joint or disc.

We have entered into a Material Transfer Agreement with BioTime through which they may obtain BioTime hydrogel for research use, but we will need to enter into a sublicense agreement with BioTime in order to use the patented hydrogel technology with our CHND1 cells in humans.

Potential Development Collaboration for manufacture of CHND1

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

CM1: Cell Therapy for Myocardial Disease

In heart failure, ischemic injury to the myocardium, or heart, in the form of myocardial infarction leads to cell death and loss of contractility.  In a process called pathological remodeling, progressive deterioration of tissue structure leads to further cell death and loss of contractility.  Although heart failure is treatable by a wide variety of pharmacologic agents with varied success, no conventional drug or biologic can restore the damaged heart wall muscle structure.  Therefore, there is an urgent, unmet medical need to restore contractile function and prevent pathological remodeling.

CM1, hES cell-derived cardiomyocytes, have been extensively characterized in vitro and in vivo.  The product is predominantly composed of ventricular cardiomyocytes that have been shown to electrically and mechanically couple to the animal myocardium in which they are injected and contract in synchrony with the animal host ventricular cells.  CM1 has been shown in animal studies to repopulate a scar with healthy cardiac tissue.  The cells have shown to be completely responsive to all major classes of current cardiac pharmacologic agents, which is important because patients who may receive CM1 for heart failure will also concurrently be treated with existing drugs.  It is therefore important that the injected tissue responds to cardiac drugs appropriately.  Geron had optimized and validated a scalable production methodology to meet the volumes of product required for such a large medical market.

CM1 cells have been subjected to extensive pharmacologic, electro-physiologic and molecular biological testing both in-house and in the laboratories of numerous academic collaborators.  Extensive immuno-cytochemical analysis using antibodies that mark specific cell structures has shown that CM1 cells express cardiac sarcomeric and gap junction proteins (biochemical components of heart muscle cells) and appropriate transcription factors (molecules that allow the expression of a specific gene) to unequivocally identify them as human ventricular cardiac cells.  Over 80% of cells in the CM1 preparation are ventricular cardiomyocytes with the appropriate electrophysiological de-polarization pattern and appropriate drug responses to HERG-channel blockers (drugs that block certain ion transport channels in heart cells), calcium channel blockers (drugs that block calcium transport into and out of heart cells) and other cardio-active agents.  The cells display mature excitation contraction coupling properties, including the influx of external calcium ions through L-type calcium channels which are required for electro-chemical coupling.  As is the case for OPC1, CM1 cells have been shown to not be susceptible to immune responses to genetically different human cells in vitro.  The cells express HL-A B and C alleles, but not Class 2 alleles.  These alleles are markers of human immune "types", akin to blood "types".  Even after in vitro treatment with interferon gamma, CM1 cells do not stimulate allogenic T-cells in vitro.  The use of allogenic T-cells in the studies means that the T-cells came from an individual who is genetically different from the source of the CM1 cells.  Furthermore, CM1 is resistant to human serum antibody mediated cyto-toxicity.  These results suggest, as in the case of OPC1, the need for only transient, low-dose immune suppression in the immediate post-injection period.

CM1 cells have been tested in three animal models of myocardial infarction: the rat, the guinea pig and large pig.  In all three animal models, CM1, after a single injection, forms long lasting cardiomyocyte grafts which form in the scar tissue into which they are injected.  The cells induce host vascular proliferation which enables the long-term survival of the injected human cells.  CM1 has been shown to couple electrically and mechanically with the host myocardium.  The cells significantly improve ejection fraction (blood pumping efficiency) in both acute rat infarcts, and chronic infarcts in a large pig model.  The rat ejection fraction improved from 45% to 50% (p=0.05); the pig ejection fraction improved by 12 percentage points (from 40% to 52%) (p=0.002).  The P Value is the probability that the observed difference occurred by chance.  P values equal to or less than .05 are considered to be "significant" or unlikely to be due to chance alone.

Toxicity studies have demonstrated a favorable safety profile for these cells.  The cells did not increase arrhythmias in two of three animal models, even during the induction of an arrhythmia after injection.  In one of the models (guinea pig) the frequency of induced arrhythmias was decreased in animals that have received the CM1 product, presumably because the CM1 product increases normal electrical conductivity across the infarct zone.  In the large pig model, arrhythmias were observed, possibly due to the inflammation at the injection site due to incomplete immune suppression.  Improved ejection fraction has been documented in two animal models using echo cardiography.  The magnitude of the improvement in ejection fraction is clinically and statistically significant.  We believe that CM1 is the only hES cell-based cardiomyocyte cell therapy for myocardial disease that has shown stable and durable engraftment with living functional cardiomyocytes after injection into animal models of myocardial disease.  The beneficial effects in the animal models are likely due to the persistence of the injected cells rather than a transient effect produced by secretion factors of cells that do not persist after injection, such as injected bone marrow cells, or mesenchymal stem cells.

Potential US Academic Development Collaborator

We are in early stage discussions with an academic institution to form a collaboration to develop hES cell-derived cardiomyocytes for the treatment of heart failure and acute myocardial infarction.  The academic institution has received funding to develop the project through the IND filing stage.  We would either fund the Phase I study ourselves or seek funding for the study from a third party.  In a collaboration, we might contribute assistance in preparing and filing the IND, materials for use in the project such as cGMP hES cell banks, and a license of relevant patents and know-how relating to the development of hES cell-derived cardiomyocytes and hES cell-derived therapeutics generally, in exchange for which we would acquire an ownership interest in the resulting therapeutic products or in a joint venture company to be formed and co-owned with the academic institution for the purpose of developing the product.  There can be no assurance that we will reach an agreement with the academic institution for this project.

IC1: hES Cell-Derived Islets for the Treatment of Diabetes

Approximately 26% of adult diabetic patients receive insulin therapy.  Injected insulin, while effective at reducing hyperglycemic (high blood sugar) episodes, requires constant monitoring.  Despite sophisticated pump systems and rapid glucose monitoring tests, changes in blood glucose levels still occur and exogenous insulin fails to prevent systemic complications of the disease.  Proof of concept for cell therapy interventions in diabetes were provided by the cadaveric islet transplants performed according to the so-called Edmonton protocol.  Although these cells reversed hypoglycemia (low blood sugar), the cadaveric islets have poor viability, differ widely in function and are often associated with a severe complication called portal hypertension (high blood pressure in the liver).  The annual availability of cadaveric islets is less than 0.1% of the number of cases of Type 1 diabetes prevalent in North America.  Therefore, a substantial unmet medical need exists for a consistent and scalable source of high quality human islet cells for transplantation.  IC1 is a highly viable hES cell-derived islet progenitor population that potentially could satisfy that unmet medical need.  Multiple animal studies have shown that IC1 cells, after injection, mature in the animal to express all islet hormones, process and release insulin in response to high glucose challenge, and reverse hyperglycemia in vivo in rodent models of diabetes.

IC1 Product Profile

The IC1 product profile is envisioned to require 108 hES cell-derived islet cells for injection into an immuno-isolation device that would be implanted subcutaneously.  The immuno-isolation device would prevent the patient’s autoimmune reaction, the hallmark of Type 1 Diabetes, from destroying or damaging the IC1 cell product.  Additionally, the immuno-isolation device, with a rechargeable core, would enable the periodic re-injection of fresh IC1 cells to recharge the device, if necessary, on a yearly basis.  This device is intended to avoid the requirement for any immune suppression.  The prevalence of Type 1 Diabetes is nearly 2 million persons in the United States, most of whom require exogenous insulin and could therefore be potential candidates for the IC1 product.  There are over 20 million Type 2 diabetics in the United States and about 20% of them also become insulin dependent, thereby creating a large potential market opportunity for the IC1 product.

The patented differentiation protocol generates islet progenitor cells in a manner that mimics the development path for that cell in the normal human embryo.  The cells that are injected in the animal models of diabetes mature in vivo over the course of several weeks into mature human islets that produce the three main islet hormones:  C-peptide, glucagon and somatostatin, as well as characteristic transcription factors that identify them as human islet cells.  After maturation in vivo the injected IC1 cells are shown to express one hormone per cell type; alpha cells producing glucagon, beta cells producing insulin and C-peptide, and delta cells producing somatostatin.  After injection into diabetic mice, the presence of human C-peptide is detectible in blood at physiologically relevant concentrations (amounts sufficient to produce significant changes in blood glucose).  When IC1 treated mice are challenged with a glucose load, they appropriately increase their insulin level in response to the glucose challenge. Studied long-term, IC1 injected diabetic animals maintain normal glucose regulation for over 140 days, the length of the animal study.  Their average blood glucose concentration is normal for humans, and slightly hypoglycemic for mice, indicating the complete take-over of glucose homeostasis by the human cells injected into the animal.  Importantly, IC1 treated animals maintain mormoglycemic levels following an intra-peritoneal (in the belly cavity) glucose challenge, indicating the capacity of IC1 treated mice to maintain normoglycemia in the face of a glucose challenge.

A definitive decision whether to develop IC1 by ourselves or with development partners, if at all, will depend largely on the outcome of the appeal proceedings in the U.S. District Court for the Northern District of California in which we are appealing two adverse ruling in favor of ViaCyte, Inc. by the U.S. Patent and Trademark Office’s Board of Patent and Interference (the “ViaCyte Appeal”).  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications relate to IC1 are among the patent assets that Geron has contributed to us, and we have been substituted as a party in interest in the appeal in place of Geron.

If we are not successful in the ViaCyte Appeal, ViaCyte would retain its patent claims directed to definitive endoderm.  Definitive endoderm is an early pre-cursor of numerous cell types including liver and β-cells of the pancreas that could potentially treat diabetes, and it is likely that the derivation of any of the endodermal lineage cells from embryonic stem cells would necessarily pass through the definitive endoderm stage.  As a result, we would be unable to develop and commercialize those cell types, including IC1, without a license from ViaCyte, which we may not be able to obtain at all or on terms acceptable to us.

Manufacturing and Process Development Technologies

The cGMP banks of undifferentiated hES cells that we acquired from Geron have been well characterized and validated, although they will need to be tested using validated equipment in order to verify their functionality after being stored under cryopreservation protocols.  Both the H1 and H7 hES cell lines were routinely expanded under either cGMP (H1) or pilot (H7) conditions at Geron’s manufacturing facility.  No limit to the expandability of hES cell lines has been observed. Geron’s cGMP cell banks of undifferentiated hES cells have been qualified for human biologics production per FDA guidelines.  They are free of a long list of potential contaminants or adventitious agents of human or animal origin.  They exhibit normal G-banding karyotype (chromosomal structure) and are considered suitable for the production of biologics for human clinical use.  All of the therapeutic cells are manufactured according to a shared and standardized three stage procedure.  Stage 1 is the expansion of the undifferentiated hES cells, currently performed in standard cell culture vessels coated with extracellular matrix.  Stage 2 is the product specific differentiation step in which various factors are added sequentially to drive the differentiation of the hES cell down a desired and specific differentiation lineage.  Stage 3 is the harvest, formulation, fill and finish stage in which the differentiated cells are aliquoted and stored frozen in the vapor phase of liquid nitrogen tanks indefinitely.  Sensitive assays have been developed to detect the presence of contaminating undifferentiated hES cells in the various product formulations.  An assay for contaminating undifferentiated hES cells has been developed with a lower limit of quantitation of less than 0.002%, a sensitivity suitable to detect less that 2,000 undifferentiated hES cell in a dose of 108 CM1 cells.

A bead based immune depletion system has been developed and validated, potentially suitable for scaled cGMP depletion of unwanted cells from any of the hES cell-based product candidates.  Using this system, appropriate degrees of depletion have been generated at cGMP scale for both OPC1 and CM1 products at up to 2 x 109 and 1 x 1010 cell scale, respectively.  The immune bead depletion technology has been applied to the purification of OPC1 cells and has been shown to significantly deplete unwanted cells associated with in vivo cyst formation.  Depleted OPC1 cells that had failed release specification due to cyst forming cellular contaminants showed a marked reduction in animals with cyst formation after injection.

Production scale-up of hES cell-derived cell therapy products will require a transition from two dimensional surfaces to three dimensional bioreactors.  This has been reduced to practice by the use of micro-carriers that have been used with the GE Wave Bag culture system to produce undifferentiated hES cell expansion as well as differentiation into CM1 cells.  The micro-carrier suspension technology is also compatible with the Corning Synthemax™ platform which enables the growth and expansion of undifferentiated hES cells.  These synthetic surfaces support the expansion of undifferentiated hES cells, their differentiation into cardiomyocytes, dendritic cells and oligodendrocytes, and support both H1 and H7 hES cell line growth with doubling times (the time required for a cell population to double in number) and marker expression equivalent to those exhibited when grown on standard extracellular matrix.  Quantitative manufacturing modeling has been applied to predict that over 6 x 1014 cells, a quantity of CM1 sufficient to treat over 850,000 patients per year could be produced in 10 manufacturing runs, each requiring a bioreactor with a capacity of 2,400 liters.  These requirements are well within the constraints of existing classical biologics manufacturing capabilities present world-wide.

hES Cell Differentiation Patents Sublicensed by BioTime

We acquired from BioTime a non-exclusive, world-wide, royalty-free sublicense to use certain hES differentiation patents owned by BioTime’s subsidiary ESI.  The ESI patents cover methods of modulating the differentiation of hES cells by inhibiting the spontaneous differentiation of hES cells in culture.  The technology will be useful in maintaining and expanding populations of undifferentiated hES cells in culture which can then be used in directed differentiation protocols to obtain cells for potential therapeutic use.

cGMP hES Cell Lines Provided by BioTime

BioTime has developed research and clinical grade hES cell lines that it markets for both basic research and therapeutic product development. BioTime will provide us with ampules of five hES cell lines produced by ESI under cGMP.  These hES cell lines are among the best characterized and documented cell lines available today, including documented full genomic sequencing.  These hES cell lines are included in the Stem Cell Registry of the National Institutes of Health, making them eligible for use in federally funded research.  These lines may be used as alternative starting material for producing some of the hES derived cell types acquired from Geron.

Patents and Trade Secrets

The patent portfolio that we acquired from Geron includes over 400 patents and patent applications owned or licensed to Geron relating to human hES cell-based product opportunities.  This portfolio consists primarily of patents and patent applications owned by Geron, and also include patent families exclusively licensed to Geron by the third parties, and assigned to us.

The patent portfolio includes patents and patent applications covering a number of cell types that can be made from hES cells, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet β cells, osteoblasts (bone cells), hematopoietic cells (blood-forming cells) and dendritic cells. Also included in the patent portfolio are technologies for growing hES cells without the need for cell feeder layers, and novel synthetic growth surfaces.

Patents and Expiration Dates

The patents we acquired from Geron and that have been licensed to us by assignment of third party licenses have been issued in certain key countries and will expire at various times.

Oligodendrocyte progenitor cells: The patent rights relevant to oligodendrocyte progenitor cells include rights licensed from the University of California and various developed patent families covering the growth of hES cells and their differentiation into neural cells.  There are issued patents in the United States, Australia, China, United Kingdom, Japan, Singapore and Israel.  The expiration dates of these patents range from 2023 to 2030.

Cardiomyocytes: The patent rights relevant to cardiomyocytes include various patent families covering the growth of hES cells and their differentiation into cardiomyocytes.  There are issued patents in the United States, Australia, United Kingdom, Hong Kong, Korea, Japan, India, Singapore and Israel.  The expiration dates of these patents range from 2022 to 2031.

Pancreatic islet cells: The patent rights relevant to pancreatic islet cells include various patent families covering the growth of hES cells and their differentiation into pancreatic islet cells.  There are issued patents in the United States, Australia, Canada, United Kingdom, Hong Kong, Korea, Japan, China, Singapore and Israel.  The expiration dates of these patents are in 2022.

Hepatocytes: The patent rights relevant to hepatocytes include various patent families covering the growth of hES cells and their differentiation into hepatocytes.  There are issued patents in the United States, Australia, Canada, United Kingdom, Korea, India, Singapore and Israel.  The expiration dates of these patents are in 2021.

Neural cells: The patent rights relevant to neural cells include various patent families covering the growth of hES cells and their differentiation into neural cells.  There are issued patents in the United States, Australia, Canada, United Kingdom, Japan, China, Hong Kong, India, Korea, Singapore and Israel.  The expiration dates of these patents are in 2021.

Hematopoietic cells: The patent rights relevant to hematopoietic cells include rights licensed from certain third parties and various patent families covering the growth of hES cells and their differentiation into hematopoietic cells.  There are issued patents in the United States, Australia, United Kingdom, Singapore and Israel.  The expiration dates of these patents are in 2022.

Osteoblasts: The patent rights relevant to osteoblasts include various patent families covering the growth of hES cells and their differentiation into osteoblasts.  There are issued patents in the Australia, United Kingdom, India, Singapore and Israel.  The expiration dates of these patents are in 2022.

Chondrocytes: The patent rights relevant to chondrocytes include various patent families covering the growth of hES cells and their differentiation into chondrocytes.  There are issued patents in the United States, Australia, Korea, Singapore and Israel.  The expiration dates of these patents are in 2022.

Dendritic cells: The patent rights relevant to dendritic cells include rights licensed from third parties and various patent families covering the growth of hES cells and their differentiation into dendritic cells.  There are issued patents in the United States, Australia, Europe, Canada, China, Hong Kong, Japan, Singapore and Israel.  The expiration dates of these patents range from 2019 to 2029.

Platform patents: The platform patent rights include various patent families covering the growth of hES cells.  There are issued patents in the United States, Australia, Canada, United Kingdom, Hong Kong, China, India, Japan, Singapore and Israel.  The expiration dates of these patents range from 2018 to 2020.

ViaCyte Patent Interference Proceedings

We have been substituted for Geron as a party in interest in an appeal filed by Geron in the United States District Court for the Northern District of California, appealing two adverse rulings in favor of ViaCyte, Inc. by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences.  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron contributed to us.  We have also assumed the United States Patent and Trademark Office (“USPTO”) interferences upon which the appeal is based, as well as certain oppositions filed by Geron against certain ViaCyte patent filings in Australia and in the European Patent Office.  We have agreed to assume all liabilities relating to the ViaCyte Appeal and the related interference proceedings, including the costs of litigation, other than expenses incurred by Geron prior to October 1, 2013.

The appeals proceeding is still in the discovery phase.  Mediation is scheduled for April 2014.  Appeals of this nature may involve costly and time-consuming legal proceedings and if we are not successful in the appeal, these rulings may prevent or limit development of product candidates in certain fields such as diabetes treatment, and we may be unable to realize value from the patent applications at issue in the appeal.

General Risks Related to Obtaining and Enforcing Patent Protection

Our patents and patent applications are directed to compositions of matter, formulations, methods of use and/or methods of manufacturing, as appropriate.  The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions.  Our business could be negatively impacted by any of the following:

•	The claims of any patents that are issued may not provide meaningful protection, may not provide a basis for commercially viable products or may not provide us with any competitive advantages;

•	Our patents may be challenged by third parties;

•	Others may have patents that relate to our technology or business that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents;

•	The pending patent applications to which we have rights may not result in issued patents;

•	We may not be successful in developing additional proprietary technologies that are patentable

In addition, others may independently develop similar or alternative technologies, duplicate any of our technologies and, if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us.  Moreover, we could incur substantial costs in litigation if we have to defend ourselves in patent lawsuits brought by third parties or if we initiate such lawsuits

In Europe, the European Patent Convention prohibits the granting of European patents for inventions that concern "uses of human embryos for industrial or commercial purposes."  The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to hES cells.  However, this broad interpretation is being challenged through the European Patent Office appeals system.  As a result, we do not yet know whether or to what extent we will be able to obtain patent protection for our hES cell technologies in Europe.

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and be declared invalid or infringing on third party claims.  A patent interference proceeding may be instituted with the USPTO when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent on patents and applications filed before March 16, 2013.  At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid.  Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal.  This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.  For patents and applications filed after March 16, 2013 a derivation proceeding may be initiated where the USPTO may determine if one patent was derived from the work of an inventor on another patent.  In addition to interference proceedings, the USPTO can re-examine issued patents at the request of a third party seeking to have the patent invalidated.  After March 16, 2013 an inter partes review proceeding will allow third parties to challenge the validity of an issued patent where there is a reasonable likelihood of invalidity.  This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us.  This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us.

Post Grant Review under the new America Invents Act now makes available opposition-like proceedings in the United States.  As with the USPTO interference proceedings, Post Grant Review proceedings will be very expensive to contest and can result in significant delays in obtaining patent protection or can result in a denial of a patent application.  Also, a derivation proceeding may be instituted by the USPTO or an inventor alleging that a patent or application was derived from the work of another inventor.

Oppositions to the issuance of patents may be filed under European patent law and the patent laws of certain other countries.  As with the USPTO interference proceedings, these foreign proceedings can be very expensive to contest and can result in significant delays in obtaining a patent or can result in a denial of a patent application.

The enforcement of patent rights often requires litigation against third-party infringers, and such litigation can be costly to pursue.  Even if we succeed in having new patents issued or in defending any challenge to issued patents, there is no assurance that our patents will be comprehensive enough to provide us with meaningful patent protection against our competitors.

In addition to relying on patents, we rely on trade secrets, know-how, and continuing technological advancement to maintain our competitive position.  We will enter into intellectual property, invention, and non-disclosure agreements with our employees, and it will be our practice to enter into confidentiality agreements with our consultants.  There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how, or that others may not independently develop similar trade secrets and know-how or obtain access to our trade secrets, know-how, or proprietary technology.

Licensed Stem Cell Technology and Stem Cell Product Development Agreements

Telomerase Sublicense

We received the Telomerase Sublicense from Geron in connection with our acquisition of Geron’s stem cell assets.  The Telomerase Sublicense grants us an exclusive sublicense under certain patents owned by the University of Colorado’s University License Equity Holdings, Inc. relating to telomerase and entitles us to use the technology covered by the patents in the development of VAC1 and VAC2 as immunological treatments for cancer.  Under the Telomerase Sublicense, we paid Geron a one-time upfront license fee of $65,000, and we will pay Geron an annual license maintenance fee of $10,000 due on each anniversary of the effective date of the agreement, and a 1% royalty on sales of any products that we may develop and commercialize that are covered by the sublicensed patents.  The Telomerase Sublicense will expire concurrently with the expiration of Geron’s license.  That license will terminate during April 2017 when the licensed patents expire.  The Telomerase Sublicense may also be terminated by us by giving Geron 90 days written notice, by us or by Geron if the other party breaches its obligations under the sublicense agreement and fails to cure their breach within the prescribed time period, or by us or by Geron upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party.

We are obligated to indemnify Geron, Geron’s licensor, and certain other parties for certain liabilities, including those for personal injury, product liability, or property damage relating to or arising from the manufacture, use, promotion or sale of a product, or the use by any person of a product made, created, sold or otherwise transferred by us or our sublicensees that is covered by the patents sublicensed under this agreement.

License Agreement with University of California

Geron assigned to us its Exclusive License Agreement with The Regents of the University of California for patents covering a method for directing the differentiation of multipotential hES cells to glial-restricted progenitor cells that generate pure populations of oligodendrocytes for remyelination and treatment of spinal cord injury.  Pursuant to this agreement, we have an exclusive worldwide license under such patents, including the right to grant sublicenses, to create products for biological research, drug screening, and human therapy using the licensed patents.

Under the license agreement, we will be obligated to pay the university a royalty of 1% from sales of products that are covered by the licensed patent rights, and a minimum annual royalty of $5,000 starting in the year in which the first sale of a product covered by any licensed patent rights occurs, and continuing for the life of the applicable patent right under the agreement.  The royalty payments due are subject to reduction, but not by more than 50%, to the extent of any payments that we may be obligated to pay to a third party for the use of patents or other intellectual property licensed from the third party in order to make, have made, use, sell, or import products or otherwise exercise our rights under the Exclusive License Agreement.  We will be obligated to pay the university 7.5% of any proceeds, excluding debt financing and equity investments, and certain reimbursements, that we receive from sublicensees, other than our affiliates and joint ventures relating to the development, manufacture, purchase, and sale of products, processes, and services covered by the licensed patent.

The license agreement will terminate on the expiration of the last-to-expire of the university's issued licensed patents.  If no further patents covered by the license agreement are issued, the license agreement would terminate in 2024.  The university may terminate the agreement in the event of our breach of the agreement.  We can terminate the agreement upon 60 days' notice.

World-Wide Non Exclusive WARF License

On October 7, 2013, we entered into a Non-Exclusive License Agreement with the Wisconsin Alumni Research Foundation (“WARF”) under which we were granted a worldwide non-exclusive license under certain WARF patents and WARF-owned embryonic stem cell lines to develop and commercialize therapeutic, diagnostic and research products.  The licensed patents include patents covering primate embryonic stem cells as compositions of matter, as well as methods for growth and differentiation of primate embryonic stem cells.  The licensed stem cell lines include the H1, H7, H9, H13 and H14 hES cell lines.

In consideration of the rights licensed to us, we have agreed to pay WARF an upfront license fee, payments upon the attainment of specified clinical development milestones, royalties on sales of commercialized products, and, subject to certain exclusions, a percentage of any payments that we may receive from any sublicenses that we may grant to use the licensed patents or stem cell lines.

The license agreement will terminate with respect to licensed patents upon the expiration of the last licensed patent to expire.  We may terminate the license agreement at any time by giving WARF prior written notice.  WARF may terminate the license agreement if payments of earned royalties, once begun, cease for a specified period of time or if we and any third parties collaborating or cooperating with us in the development of products using the licensed patents or stem cell lines fail to spend a specified minimum amount on research and development of products relating to the licensed patents or stem cell lines for a specified period of time.

WARF also has the right to terminate the license agreement if we breach the license agreement or become bankrupt or insolvent or if any of the licensed patents or stem cell lines are offered to creditors.

We will indemnify WARF and certain other designated affiliated entities from liability arising out of or relating to the death or injury of any person or damage to property due to the sale, marketing, use, or manufacture of products that are covered by the licensed patents, or licensed stem cells, or inventions or materials developed or derived from the licensed patents or stem cell lines.

Royalty Agreement with Geron

In connection with our acquisition of Geron’s stem cell assets, we entered into a Royalty Agreement with Geron pursuant to which we agreed to pay Geron a 4% royalty on net sales (as defined in the Royalty Agreement), by us or any of our affiliates or sales agents, of any products that we develop and commercialize that are covered by the patents Geron contributed to us.  In the case of sales of such products by a person other than us or one of our affiliates or sales agents, we will be required to pay Geron 50% of all royalties and cash payments received by us or by our affiliate in respect of a product sale.  Royalty payments will be subject to proration in the event that a product covered by a patent acquired from Geron is sold in combination with another product that is not covered by a patent acquired from Geron.  The Royalty Agreement will terminate at the expiration or termination date of the last issued patent contributed by Geron under the Royalty Agreement.  We estimate that the latest patent expiration date will be 2026.

Share Ownership in OrthoCyte and Cell Cure Neurosciences

Under the Asset Contribution Agreement, BioTime transferred to us a portion of their share ownership in two subsidiaries, OrthoCyte and Cell Cure Neurosciences.  We received 10% of the shares of OrthoCyte and 6% of the ordinary shares of Cell Cure Neurosciences outstanding as of January 4, 2013.

OrthoCyte

OrthoCyte was organized in October 2010 and is developing cellular therapies to treat orthopedic disorders, diseases and injuries.  Its lead products are human embryonic progenitor cell (“hEPC”) lines for cartilage repair.  OrthoCyte has identified several progenitor cell lines that display chondrogenic (cartilage-producing) potential.  These lines are currently in the pre-clinical testing phase to optimize effective cartilage repair.

As the population ages, osteoarthritis and spinal disc degeneration have a significant impact on mobility and health and current non-surgical treatments tend to target the reduction of pain and inflammation as opposed to repairing tissue deficits.  To date, the development of cell-based therapeutics to treat damaged cartilage has met with mixed success.  Autologous chondrocytes have been tested as a means to provide cartilage-producing cells but this approach is hampered by a multi-step process that first requires harvesting of chondrocytes from donor tissues, followed by in vitro culture expansion of the harvested cells.  Primary chondrocytes have very limited capacity for in vitro expansion and will typically lose their biological characteristics within a short period of in vitro culture.  Mesenchymal stem cells have been tested extensively as a source of cellular therapeutics for cartilage treatment but have met with very limited success, possibly as a result of their propensity to differentiate further into bone.

In a recently published study, OrthoCyte scientists, working in collaboration with scientists from BioTime’s subsidiary LifeMap Sciences, Inc., demonstrated that certain hEPC lines, derived using BioTime’s PureStem™ technology, are progenitors to diverse skeletal tissues of the human body.  These cell lines bear diverse molecular markers that distinguish them from each other and from mesenchymal stem cells.  The molecular markers of these cell lines suggest the lines may therefore be applicable to the repair of different types of bone, cartilage, and tendon for the treatment of degenerative diseases afflicting these tissue types such as non-healing bone fractures, osteoarthritis and degeneration of intervertebral discs, and tendon tears (tendinosis).

Cell Cure Neurosciences

Cell Cure Neurosciences is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.  Cell Cure Neurosciences’ lead product is OpRegen®, a proprietary formulation of embryonic stem cell-derived retinal pigmented epithelial (RPE) cells developed to address the high, unmet medical needs of people suffering from age-related macular degeneration (dry AMD).

AMD is the leading cause of blindness and visual impairment in the aging population, and 30% of Americans aged 75 and older have some form of AMD.  The U.S. Centers for Disease Control and Prevention estimate that about 1.8 million people in the United States have advanced stage AMD and another 7.3 million have an earlier stage and are at risk of vision impairment from the disease.  Most people are afflicted with the dry form of AMD, for which there is currently no effective treatment.

Manufacturing

We are subleasing from BioTime a 24,000 square-foot building in Menlo Park, California that was previously used by Geron for research and development and manufacturing for its hES programs.  The building contains cGMP-capable laboratory and research space.  We will acquire cell culture and other manufacturing equipment that will need to be revalidated in order to produce products for clinical trials or for sale after obtaining FDA or foreign regulatory approval to market a therapeutic product.  We will not need to manufacture products under cGMP for use in laboratory research.

We have also entered into a new lease for a 44,000 square foot facility in Fremont, California at which we plan to construct a cGMP compliant facility for the production of our product candidates, using a $4,400,000 tenant improvement allowance from the landlord.

Marketing

Because our planned products are still in the research and development stage, we will not initially need to have our own marketing personnel.  If we are successful in developing marketable products we will need to build our own marketing and distribution capability for our products, which would require the investment of significant financial and management resources, or we will need to find collaborative marketing partners, independent sales representatives, or wholesale distributors for the commercial sale of those products.

If we market products through arrangements with third parties, we may pay sales commissions to sales representatives or we may sell or consign products to distributors at wholesale prices.  This means that our gross profit from product sales may be less than would be the case if we were to sell our products directly to end users at retail prices through our own sales force.  On the other hand, selling to distributors or through independent sales representatives would allow us to avoid the cost of hiring and training our own sales employees.  There can be no assurance we will be able to negotiate distribution or sales agreements with third parties on favorable terms to justify our investment in our products or achieve sufficient revenues to support our operations.

Competition

We face substantial competition in our business, and that competition is likely to intensify further as new products and technologies reach the market.  Superior new products are likely to sell for higher prices and generate higher profit margins once acceptance by the medical community is achieved.  Those companies that are successful in introducing new products and technologies to the market first may gain significant economic advantages over their competitors in the establishment of a customer base and track record for the performance of their products and technologies.  Such companies will also benefit from revenues from sales that could be used to strengthen their research and development, production, and marketing resources.  All companies engaged in the medical products industry face the risk of obsolescence of their products and technologies as more advanced or cost effective products and technologies are developed by their competitors.  As the industry matures, companies will compete based upon the performance and cost effectiveness of their products.

The stem cell industry is characterized by rapidly evolving technology and intense competition.  Our competitors include major multinational pharmaceutical companies, specialty biotechnology companies, and chemical and medical products companies operating in the fields of regenerative medicine, cell therapy, tissue engineering, and tissue regeneration.  Many of these companies are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than ours.  In addition, certain smaller biotech companies have formed strategic collaborations, partnerships, and other types of joint ventures with larger, well established industry competitors that afford these companies’ potential research and development and commercialization advantages.  Academic institutions, governmental agencies, and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing.

We believe that some of our competitors are trying to develop hES cell, iPS cell, and mesenchymal stem cell-based technologies and products that may compete with our potential stem cell products based on efficacy, safety, cost, and intellectual property positions.

We may also face competition from companies that have filed patent applications relating to the cloning or differentiation of stem cells.  We may be required to seek licenses from these competitors in order to commercialize certain of our proposed products, and such licenses may not be granted.  See “Technology—ViaCyte Patent Interference Proceedings.”

Government Regulation

Government authorities at the federal, state and local level, and in other countries, extensively regulate among other things, the development, testing, manufacture, quality, approval, distribution, labeling, packaging, storage, record keeping, marketing, import/export and promotion of drugs, biologics, and medical devices.  Authorities also heavily regulate many of these activities for human cells, tissues and cellular and tissue-based products or HCT/Ps.

FDA and Foreign Regulation

We believe that the FDA will regulate most of our proposed products as biologicals.  In the United States, the FDA regulates drugs and biologicals under the Federal Food, Drug and Cosmetic Act or FDCA, the Public Health Service Act, or PHSA, and implementing regulations.  In addition, establishments that manufacture human cells, tissues, and cellular and tissue-based products are subject to additional registration and listing requirements, including current good tissue practice regulations.  Many of our proposed products will be reviewed by the FDA staff in its Center for Biologics Evaluation and Research (CBER) Office of Cellular, Tissue and Gene Therapies.

Clinical Development

Our domestic biological products will be subject to rigorous FDA review and approval procedures. After testing in animals to evaluate the potential efficacy and safety of the product candidate, an IND must be submitted to the FDA to obtain authorization for human testing.  Extensive clinical testing, which is generally done in three phases, must then be undertaken at one or more hospitals or medical centers to demonstrate optimal use, safety, and efficacy of each product in humans.  Each clinical trial will also be subject to review by an independent Institutional Review Board (“IRB”) at each institution at which the trial will occur.  The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

Clinical trials are generally conducted in three “phases.”  Phase I clinical trials are conducted in a small number of healthy volunteers or volunteers with the target disease or condition to assess safety.  Phase II clinical trials are conducted with groups of patients afflicted with the target disease or condition in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.  In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety, in which case it is referred to as a Phase I/II trial.  Phase III trials are large-scale, multi-center, comparative trials and are conducted with patients afflicted with the target disease or condition in order to provide enough data to demonstrate the efficacy and safety required by the FDA.  The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the clinical trial based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the intended patient population.  All adverse events must be reported to the FDA.  Monitoring of all aspects of the study to minimize risks is a continuing process.  The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product.

Applications for Marketing Approval

No action can be taken to market any therapeutic product in the United States until an appropriate application, which in the case of a cell therapy or vaccine product will be a Biologics License Application (BLA), has been approved by the FDA.  Submission of the application is no guarantee that the FDA will find it complete and accept it for filing.  If an application is accepted for filing, following the FDA’s review, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.  FDA regulations also restrict the export of therapeutic products for clinical use prior to BLA approval.  To date, the FDA has not granted marketing approval to any hES-based therapeutic products and it is possible that the FDA or foreign regulatory agencies may subject our product candidates to additional or more stringent review than drugs or biologicals derived from other technologies.

The FDA may grant accelerated approval status to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments.  Under its accelerated approval regulations, the FDA may approve a product based on a surrogate endpoint that is reasonably likely to predict clinical benefits or based on an effect on a clinical endpoint other than survival or irreversible morbidity.  The applicant will then be required to conduct additional, post-approval confirmatory trials to verify and describe clinical benefit, and the product may have certain post-marketing restrictions as necessary to assure safe use.  The FDA may withdraw approval granted under the traditional route or under an accelerated approval, if it is warranted.  The FDA may also consider ways to use the accelerated approval pathway for rare or very rare diseases, and a new review designation has been created to help foster the innovation of promising new therapies with the potential to shorten the timeframe for conducting pivotal trials and speed up patient access to the approved product.  There is no assurance that the FDA will grant accelerated approval status to any of our product candidates.

Combination Products

If we develop any products that are used with medical devices, they may be considered combination products, which are defined by the FDA to include products comprised of two or more regulated components or parts such as a biologic and a device.  For example, we may seek a license from BioTime to use certain of their hydrogel products to administer one or more of our hES cell-based therapy products.  When regulated independently, biologics and devices each have their own regulatory requirements.  However, the regulatory requirements for a combination product comprised of a biologic administered with a delivery device can be more complex, because in addition to the individual regulatory requirements for each component, additional combination product regulatory requirements may apply.  There is an Office of Combination Products at the FDA that coordinates the review of such products and determines the primary mode of action of a combination product.  The definition and regulatory requirements for combination products may differ significantly among other countries in which we may seek approval of our product candidates.

Post-Approval Matters

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted.  Use of a product during testing and after marketing could reveal side effects that could delay, impede, or prevent FDA marketing approval, result in an FDA-ordered product recall, or in FDA-imposed limitations on permissible uses or in withdrawal of approval.  For example, if the FDA becomes aware of new safety information after approval of a product, it may require us to conduct further clinical trials to assess a known or potential serious risk and to assure that the benefit of the product outweigh the risks.  If we are required to conduct such a post-approval study, periodic status reports must be submitted to the FDA.  Failure to conduct such post-approval studies in a timely manner may result in substantial civil or criminal penalties.  Data resulting from these clinical trials may result in expansions or restrictions to the labeled indications for which a product has already been approved.

FDA Regulation of Manufacturing

The FDA regulates the manufacturing process of pharmaceutical products, and human tissue and cell products, requiring that they be produced in compliance with cGMP.  See “Manufacturing.”  The FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of products prior to providing approval to market products.  If after receiving approval from the FDA, a material change is made to manufacturing equipment or to the location or manufacturing process, additional regulatory review may be required.  The FDA also conducts regular, periodic visits to re-inspect the equipment, facilities, laboratories and processes of manufacturers following an initial approval.  If, as a result of those inspections, the FDA determines that that equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against the manufacturer, including suspension of manufacturing operations.  Issues pertaining to manufacturing equipment, facilities or processes may also delay the approval of new products undergoing FDA review.

FDA Regulation of Advertising and Product Promotion

The FDA also regulates the content of advertisements used to market pharmaceutical and biological products.  Claims made in advertisements concerning the safety and efficacy of a product, or any advantages of a product over another product, must be supported by clinical data filed as part of a BLA or an amendment to a BLA, and must be consistent with the FDA approved labeling and dosage information for that product.

Foreign Regulation

Sales of pharmaceutical and biological products outside the United States are subject to foreign regulatory requirements that vary widely from country to country.  Even if FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries.  The time required to obtain such approval may be longer or shorter than that required for FDA approval.

Federal Funding of Research

The United States government and its agencies have until recently been prevented from funding research which involves the use of human embryonic tissue.  President Bush issued Executive Orders on August 9, 2001 and June 20, 2007 that permitted federal funding of research on hES cells using only the limited number of hES cell lines that had already been created as of August 9, 2001.  On March 9, 2009, President Obama issued an Executive Order rescinding President Bush’s August 9, 2001 and June 20, 2007 Executive Orders.  President Obama’s Executive Order also instructed the National Institutes of Health to review existing guidance on human stem cell research and to issue new guidance on the use of hES cells in federally funded research, consistent with President’s new Executive Order and existing law.  The NIH has adopted new guidelines that went into effect July 7, 2009.  The central focus of the new guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors.  Those hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.

In addition to President Obama’s Executive Order, a bipartisan bill has been introduced in the United States Senate that would allow Federal funding of hES cell research.  The Senate bill is identical to one that was previously approved by both Houses of Congress but vetoed by President Bush.  The Senate Bill provides that hES cells will be eligible for use in research conducted or supported by federal funding if the cells meet each of the following guidelines:  (1) the stem cells were derived from human embryos that have been donated from in vitro fertilization clinics, were created for the purposes of fertility treatment, and were in excess of the clinical need of the individuals seeking such treatment; (2) prior to the consideration of embryo donation and through consultation with the individuals seeking fertility treatment, it was determined that the embryos would never be implanted in a woman and would otherwise be discarded, and (3) the individuals seeking fertility treatment donated the embryos with written informed consent and without receiving any financial or other inducements to make the donation.  The Senate Bill authorizes the NIH to adopt further guidelines consistent with the legislation.

California State Regulations

The state of California has adopted legislation and regulations that require institutions that conduct stem cell research to notify, and in certain cases obtain approval from, a Stem Cell Research Oversight Committee (“SCRO Committee”) before conducting the research.  Advance notice, but not approval by the SCRO Committee, is required in the case of in vitro research that does not derive new stem cell lines.  Research that derives new stem cell lines, or that involves fertilized human oocytes or blastocysts, or that involves clinical trials or the introduction of stem cells into humans, or that involves introducing stem cells into animals, requires advanced approval by the SCRO Committee.  Clinical trials may also entail approvals from an IRB at the medical center at which the study is conducted, and animal studies may require approval by an Institutional Animal Care and Use Committee.

All hES cell lines that will be used in our research must be acceptably derived.  To be acceptably derived, the pluripotent stem cell line must have either:

•	Been listed on the National Institutes of Health Human Embryonic Stem Cell Registry, or

•	Been deposited in the United Kingdom Stem Cell Bank, or

•	Been derived by, or approved for use by, a licensee of the United Kingdom Human Fertilisation and Embryology Authority, or

•	Been derived in accordance with the Canadian Institutes of Health Research Guidelines for Human Stem Cell Research under an application approved by the National Stem Cell Oversight Committee, or

•	Been derived in accordance with the Japanese Guidelines for Derivation; or

•	Been approved by CIRM in accordance with California Code of Regulations Title 17, Section 100081; or

•	Been derived under the following conditions:

(a)	Donors of gametes, embryos, somatic cells, or human tissue gave voluntary and informed consent;

(b)	Donors of gametes, embryos, somatic cells, or human tissue did not receive valuable consideration. This provision does not prohibit reimbursement for permissible expenses as determined by an IRB;

(c)	Donation of gametes, embryos, somatic cells, or human tissue was overseen by an IRB (or, in the case of foreign sources, an IRB-equivalent); and

(d)	Individuals who consented to donate stored gametes, embryos, somatic cells, or human tissue were not reimbursed for the cost of storage prior to the decision to donate.

Other hES lines may be deemed acceptably derived if they were derived in accordance with (a), (b), and (d) above and the hES line was derived prior to the publication of the National Academy of Sciences guidelines on April 26, 2005 and a SCRO Committee has determined that the investigator has provided sufficient scientific rationale for the need for use of the line, which should include establishing that the proposed research cannot reasonably be carried out with covered lines that did have IRB approval.

California regulations also require that certain records be maintained with respect to stem cell research and the materials used, including:

•	A registry of all human stem cell research conducted, and the source(s) of funding for this research.

•	A registry of human pluripotent stem cell lines derived or imported, to include, but not necessarily limited to:

(a)	The methods utilized to characterize and screen the materials for safety;

(b)	The conditions under which the materials have been maintained and stored;

(c)	A record of every gamete donation, somatic cell donation, embryo donation, or product of somatic cell nuclear transfer that has been donated, created, or used;

(d)	A record of each review and approval conducted by the SCRO Committee.

California Proposition 71

During November 2004, California State Proposition 71 (“Prop. 71”), the California Stem Cell Research and Cures Initiative, was adopted by state-wide referendum.  Prop. 71 provides for a state-sponsored program designed to encourage stem cell research in the State of California, and to finance such research with State funds totaling approximately $295,000,000 annually for 10 years beginning in 2005.  This initiative created CIRM, which will provide grants, primarily but not exclusively, to academic institutions to advance both hES cell research and adult stem cell research.

Medicare, Medicaid, and Similar Reimbursement Programs

Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations.  These third-party payors are increasingly challenging the prices charged for medical products and services.  Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort.  The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products.  Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.  If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approved as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, is expected to have a significant impact on the health care industry.  ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs.  With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program.  We cannot predict the impact of ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred.  In addition, although the United States Supreme Court upheld the constitutionality of most of the ACA, some states have indicated that they intend to not implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal parts of the ACA.  These challenges add to the uncertainty of the legislative changes enacted as part of ACA.

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed.  The requirements governing drug pricing vary widely from country to country.  For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use.  A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.  There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.  Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Employees

As of December 31, 2013, we employed 20 persons on a full-time basis.  Ten of our employees hold Ph.D. degrees in one or more fields of science.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described below.  You should consider the following risk factors, together with all of the other information included in this report, which could materially adversely affect our proposed operations, our business prospects, and financial condition, and the value of an investment in our business.  There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

Risks Related to Our Business Operations

We are a newly organized, development stage company in the start-up phase, and we have only recently commenced our primary product development programs

We were incorporated on September 24, 2012 and on October 1, 2013 we acquired certain assets, including the patent portfolio built by Geron in its stem cell programs prior to Geron’s discontinuation of those programs during November 2011.  Our initial product development programs will be based on the results of some of Geron’s discontinued programs, though we may make changes to the scope and focus of the programs that we conduct.  We have only recently acquired the Geron stem cell assets and have only recently commenced work with the acquired technology and other assets.  Our initial work is focused on determining the product candidates that we will initially seek to develop and on seeking funding and development collaborations for as many of them as possible.  We cannot assure you that we will be able to develop and commercialize products based on the programs and technology we acquired from Geron.

We have a history of operating losses and negative cash flows

Since our inception in September 2012, we have incurred operating losses and negative cash flow, and we expect to continue to incur losses and negative cash flow in the future.  Our net losses for the fiscal year ended December 31, 2013 and the period from September 2012 (inception) to December 31, 2012 were $22,379,744 and $758,893, respectively, and we had an accumulated deficit of $23,138,637 as of December 31, 2013.  Our net loss for the year ended December 31, 2013 and our accumulated deficit as of that date include $17,458,766 charged as in-process research and development expenses (“IPR&D”) in accordance with Accounting Standards Codification (“ASC”) 805-50 on account of our acquisition of certain assets from Geron.  See Notes 2 and 3 to Financial Statements.  BioTime previously funded our formation and operating costs but we do not expect BioTime to continue to do so in the future.  We have limited cash resources and will depend upon future equity financings, research grants, financings through collaborations with third parties, and sales of BioTime common shares that we as a source of funding for our operations.  There is no assurance that we will be able to obtain the financing we need from any of those sources, or that any such financing that may become available will be on terms that are favorable to us and our shareholders.

Failure to attract and retain skilled personnel and key relationships could impair our research and development efforts

Our operations are still in the start-up stage and we had only 20 employees as of December 31, 2013.  We will need to recruit and hire additional qualified research scientists, laboratory technicians, clinical development, and management personnel.  Competition for these types of personnel is intense and we may experience delays in hiring the qualified people that we need.  The inability to attract and retain sufficient qualified management, scientific, or technical personnel may significantly delay or prevent the achievement of our product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition.  We will initially rely on BioTime to provide financial accounting management and personnel, and to assist us in formulating our research and development strategy and executing our product development plans.  We will also rely on consultants and advisors who are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to perform services for us.

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

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain FDA and foreign regulatory approval of our products, depends upon the amount of money available to us

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

The condition of the cells, cell lines and other biological materials that we acquired from Geron could impact the time and cost of commencing our research and product development programs

The cells, cell lines and other biological materials that we acquired are being stored under cryopreservation protocols intended to preserve their functionality.  However, the functional condition of those materials cannot be certified until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment, which may not be completed until the second quarter of 2014.

To the extent that cells are not sufficiently functional for our purposes, we would need to incur the time and expense of regenerating cell lines from cell banks, or regenerating cell banks from feeder cells, which could delay and increase the cost of our research and development work.

Sales of any products we may develop may be adversely impacted by the availability of competing products

•	In order to compete with other products, particularly those that sell at lower prices, our products will have to provide medically significant advantages.

•	Physicians and hospitals may be reluctant to try a new product due to the high degree of risk associated with the application of new technologies and products in the field of human medicine.

•	There also is a risk that our competitors may succeed at developing safer or more effective products that could render our products and technologies obsolete or noncompetitive.

Any products that receive regulatory approval may be difficult and expensive to manufacture on a commercial scale

•	hES derived therapeutic cells have only been produced on a small scale and not in quantities and at levels of purity and viability that will be needed for wide scale commercialization. If we are successful in developing products that consist of hES cells or other cells or products derived from hES or other cells, we will need to develop, alone or in collaboration with one or more pharmaceutical companies or contract manufacturers, technology for the commercial production of those products.

•	Our hES cell or other cell-based products are likely to be more expensive to manufacture on a commercial scale than most other drugs on the market today. The high cost of manufacturing a product will require that we charge our customers a high price for the product in order to cover our costs and earn a profit. If the price of our products is too high, hospitals and physicians may be reluctant to purchase our products, especially if lower priced alternative products are available, and we may not be able to sell our products in sufficient volumes to recover our costs of development and manufacture or to earn a profit.

We do not have our own marketing, distribution, and sales resources for the commercialization of any products that we might successfully develop

•	If we are successful in developing marketable products, we will need to build our own marketing, distribution, and sales capability for our products, which would require the investment of significant financial and management resources, or we will need to find collaborative marketing partners, independent sales representatives, or wholesale distributors for the commercial sale of our products.

•	If we market products through arrangements with third parties, we may pay sales commissions to sales representatives or we may sell or consign products to distributors at wholesale prices. As a result, our gross profit from product sales may be lower than it would be if we were to sell our products directly to end users at retail prices through our own sales force.

•	There can be no assurance that we will able to negotiate distribution or sales agreements with third parties on favorable terms to justify our investment in our products or achieve sufficient revenues to support our operations.

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

We have assumed certain obligations and potential liabilities with regard to clinical trials conducted by Geron, and we do not yet know the scope of any resulting expense

We have assumed Geron’s obligations to obtain information and prepare reports for the FDA about the health of patients who participated in clinical trials of Geron’s GRNOPC1 cell replacement therapy for spinal cord damage and its GRNVAC1 immunological therapy for certain cancers.  Although the future cost of patient health information gathering and reporting is not presently determinable, we do not expect that the cost will be material to our financial condition.

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

If we do not receive FDA and other regulatory approvals we will not be permitted to sell our products

The cell-based products that we are developing cannot be sold until the FDA and corresponding foreign regulatory authorities approve the products for medical use.  To date, long-term safety and efficacy has not been demonstrated in clinical trials for any of our therapeutic product candidates.  The need to obtain regulatory approval to market a new product means that:

•	we will have to conduct expensive and time consuming clinical trials of new products. The full cost of conducting and completing clinical trials necessary to obtain FDA and foreign regulatory approval of a new product cannot be presently determined, but could exceed our current financial resources.

•	clinical trials and the regulatory approval process for a cell-based product can take several years to complete. As a result, we will incur the expense and delay inherent in seeking FDA and foreign regulatory approval of new products, even if the results of clinical trials are favorable.

•	data obtained from preclinical and clinical studies is susceptible to varying interpretations that could delay, limit, or prevent regulatory agency approvals. Delays in the regulatory approval process or rejections of an application for approval of a new drug or cell-based product may be encountered as a result of changes in regulatory agency policy.

•	because the therapeutic products we plan to develop with hES and iPS technology involve the application of new technologies and approaches to medicine, the FDA or foreign regulatory agencies may subject those products to additional or more stringent review than drugs or biologics derived from other technologies. No therapeutic product based on hES or iPS technology has been approved by the FDA to date.

•	a product that is approved may be subject to restrictions on use.

•	the FDA can limit or withdraw approval of a product if problems arise.

•	we will face similar regulatory issues in foreign countries.

Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future therapeutic product candidates

All of our product candidates are either at early stages of clinical development or at the preclinical or research stages of development.  Clinical trial failures or delays can occur at any stage of the trials, and may be directly or indirectly caused by a variety of factors, including but not limited to:

•	delays in securing clinical investigators or trial sites for our clinical trials;

•	delays in obtaining Institutional Review Board (“IRB”) and other regulatory approvals to commence a clinical trial;

•	slower than anticipated rates of patient recruitment and enrollment, or failing to reach the targeted number of patients due to competition for patients from other trials;

•	limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payors for the use of agents used in our clinical trials;

•	negative or inconclusive results from clinical trials;

•	unforeseen side effects interrupting, delaying, or halting clinical trials of our therapeutic product candidates, and possibly resulting in the FDA or other regulatory authorities denying approval of our therapeutic product candidates;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unavailability of clinical trial supplies.

Government imposed bans or restrictions, and religious, moral and ethical concerns on the use of hES cells could prevent us from developing and successfully marketing stem cell products

•	Government imposed bans or restrictions on the use of embryos or hES cells research and development in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for any of our products that receive regulatory approval. In March 2009, President Obama lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with President Obama’s executive order, the National Institutes of Health has adopted new guidelines for determining the eligibility of hES cell lines for use in federally funded research. The central focus of the proposed guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors. hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.

•	California law requires that stem cell research be conducted under the oversight of a stem cell research oversight (SCRO) committee. Many kinds of stem cell research, including the derivation of new hES cell lines, may only be conducted in California with the prior written approval of the SCRO. A SCRO could prohibit or impose restrictions on the research we plan to do.

•	The use of hES cells gives rise to religious, moral and ethical issues regarding the appropriate means of obtaining the cells and the appropriate use and disposal of the cells. These considerations could lead to more restrictive government regulations or could generally constrain stem cell research thereby limiting the market and demand for any of our products that receive regulatory approval.

If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products

•	Our success will depend in part on our ability to obtain and enforce patents and maintain trade secrets in the United States and in other countries. If we are unsuccessful in obtaining and enforcing patents, our competitors could use our technology and create products that compete with our products, without paying license fees or royalties to us.

•	The preparation, filing, and prosecution of patent applications can be costly and time consuming. Our limited financial resources may not permit us to pursue patent protection of all of our technology and products throughout the world.

•	Even if we are able to obtain issued patents covering our technology or products, we may have to incur substantial legal fees and other expenses to enforce our patent rights in order to protect our technology and products from infringing uses. We may not have the financial resources to finance the litigation required to preserve our patent and trade secret rights.

There is no certainty that our pending or future patent applications will result in the issuance of patents

•	We have acquired patent applications for technology that Geron developed, and we obtained licenses for a number of patent applications covering technology developed by others that we believe will be useful in producing new products, and which we believe may be of commercial interest to other companies that may be willing to sublicense the technology for fees or royalty payments. We may also file new patent applications in the future seeking patent protection for new technology or products that we develop ourselves or jointly with others. However, there is no assurance that any of the patent applications that we acquired or any licensed patent applications or any future patent applications that we may file in the United States or abroad will result in the issuance of patents.

•	In Europe, the European Patent Convention prohibits the granting of European patents for inventions that concern "uses of human embryos for industrial or commercial purposes." The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to hES cells. However, this broad interpretation is being challenged through the European Patent Office appeals system. As a result, we do not yet know whether or to what extent we will be able to obtain patent protection for our hES cell technologies in Europe.

•	The 2012 Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., will need to be considered if we attempt to develop diagnostic methods, since the Court denied patent protection for the use of a mathematical correlation of the presence of a well-known naturally occurring metabolite as a means of determining proper drug dosage. The claims in the contested patents that were the subject of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. were directed to measuring the serum level of a drug metabolite and adjusting the dosing regimen of the drug based on the metabolite level. The Supreme Court said that a patent claim that merely claimed a correlation between the blood levels of a drug metabolite and the best dosage of the drug was not patentable subject matter because it did no more than recite a correlation that occurs in nature. Natural phenomena alone have been held by the courts to be unpatentable subject matter. Although we do not expect that the development of similar diagnostic products will be a significant part of our business, the holding in Mayo Collaborative Services v. Prometheus Laboratories, Inc. may limit our ability to obtain patent protection on diagnostic methods that merely recite a correlation between a naturally occurring event and a diagnostic outcome associated with that event.

The patent protection for our product candidates or products may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue

The patents for our product candidates have varying expiration dates.  When these patents expire, we may be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated.  As a result we may not be able to recover our development costs. In some of the larger economic territories, such as the United States and Europe, patent term extension/restoration may be available to compensate for time taken during aspects of the product candidate's regulatory review.  We cannot, however, be certain that an extension will be granted or, if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be.  In addition, even though some regulatory agencies may provide some other exclusivity for a product candidate under its own laws and regulations, we may not be able to qualify the product candidate or obtain the exclusive time period.

The process of applying for and obtaining patents can be expensive and slow

•	The preparation and filing of patent applications, and the maintenance of patents that are issued, may require substantial time and money.

•	A patent interference proceeding may be instituted with the USPTO when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.

•	A derivation proceeding may be instituted by the USPTO or an inventor alleging that a patent or application was derived from the work of another inventor.

•	Post Grant Review under the new America Invents Act will make available opposition-like proceedings in the United States. As with the USPTO interference proceedings, Post Grant Review proceedings will be very expensive to contest and can result in significant delays in obtaining patent protection or can result in a denial of a patent application.

•	Oppositions to the issuance of patents may be filed under European patent law and the patent laws of certain other countries. As with the USPTO interference proceedings, these foreign proceedings can be very expensive to contest and can result in significant delays in obtaining a patent or can result in a denial of a patent application.

We have assumed Geron’s appeal of two adverse patent rulings, and if the appeal is not successful, we may not realize value from the Geron patent applications at issue in the appeal and might be precluded from developing therapies to treat certain diseases, such as diabetes

We have been substituted for Geron as a party in interest in an appeal filed by Geron in the United States District Court for the Northern District of California on September 13, 2012, appealing two adverse rulings in favor of ViaCyte, Inc. by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences.  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron has contributed to us.  We have assumed all liabilities relating to the ViaCyte Appeal and the related interference proceedings, including the costs of litigation, other than expenses incurred by Geron prior to the closing of the asset contribution transaction under the Asset Contribution Agreement.  Appeals of this nature may involve costly and time-consuming legal proceedings.

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

Our patents may not protect any of our products from competition

We have acquired patents and patent applications filed in the United States, Canada, the European Union countries, and in other foreign countries for a variety of hES and iPS technologies.

•	We might not be able to obtain any additional patents, and any patents that we do obtain might not be comprehensive enough to provide us with meaningful patent protection.

•	There will always be a risk that our competitors might be able to successfully challenge the validity or enforceability of any patent issued to us.

•	In addition to interference proceedings, the USPTO can reexamine issued patents at the request of a third party seeking to have the patent invalidated. This means that patents owned or licensed by us may be subject to reexamination and may be lost if the outcome of the reexamination is unfavorable to us. Our patents may be subject to inter partes review (replacing the reexamination proceeding), a proceeding in which a third party can challenge the validity of one of our patents.

If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends

Our business will depend in part on several technologies that are based in part on technology licensed from third parties, including the University of Colorado, the University of California, and the Wisconsin Alumni Research Foundation.  Those third-party license agreements impose obligations on us, including payment obligations and obligations to pursue development of commercial products under the licensed patents or technology.  If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights.  During the period of any such litigation our ability to carry out the development and commercialization of potential products, and our ability to raise capital, could be significantly and negatively affected.  If our license rights were restricted or ultimately lost, we would not be able to continue to use the licensed technology in our business.

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

Risks Related to Our Relationship With BioTime

We are a subsidiary of BioTime, and accordingly our business is substantially controlled by BioTime

BioTime owns approximately 71.6% of our issued and outstanding shares of common stock as a whole, and also holds warrants that, if exercised, would increase its ownership by approximately 2.2%.  This means that BioTime will have the voting power, through its ownership of shares of our Series B Common Stock, to elect our entire Board of Directors and to control our management.

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

We will initially rely upon BioTime for certain services and resources

Although we have our own research facilities, scientific personnel, and some management personnel, we will initially rely on BioTime to provide certain management and administrative services, including patent prosecution, certain legal services, accounting, financial management, and controls over financial accounting and reporting.  We have entered into a Shared Facilities and Services Agreement (“Shared Facilities Agreement”) with BioTime under which we have agreed to bear costs allocated to us by BioTime for the use of BioTime human resources and for services and materials provided for our benefit by BioTime.  We will pay BioTime 105% of its costs of providing personnel and services to us, and for any use of its facilities by us, including an allocation of general overhead based on that use.  We may also share the services of some research personnel with BioTime.

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

•	We and BioTime or any of its other subsidiaries may determine to engage in research and development of the same or similar products or technologies, or products that would otherwise compete in the market place. Even if we utilize different technologies than BioTime or its other subsidiaries, we could find ourselves in competition with them for research scientists, financing and other resources, licensing, manufacturing, and distribution arrangements, and for customers if we and BioTime or another BioTime subsidiary both bring products to market.

•	Because we are a subsidiary of BioTime, BioTime could prevent us from engaging in research and development programs, investments, business ventures, or agreements to develop, license, or acquire products or technologies that would or might compete with those owned, licensed, or under development by BioTime or any of its other subsidiaries.

•	BioTime may determine that some of our patents or technology would be useful in its business or that of another BioTime subsidiary, and BioTime or another BioTime subsidiary may hold patents or technology that we may determine would be useful in our business. In such cases we may enter into license or sublicense agreements with BioTime or another BioTime subsidiary for the use of such patents or technology. Conflicts of interest will arise in determining the scope and financial terms of any such licenses or sublicenses, including the fields of use permitted, licensing fees, and royalties, if any, and other matters.

•	BioTime and its other subsidiaries will engage for their own accounts in research and product development programs, investments, and business ventures, and we will not be entitled to participate or to receive an interest in those programs, investments, or business ventures. BioTime and its other subsidiaries will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by us or by BioTime or by any of BioTime’s other subsidiaries. Our respective boards of directors will have to determine which company should pursue those opportunities, taking into account relevant facts and circumstances at the time, such as the financial and other resources of the companies available to acquire and utilize the opportunity, and the best “fit” between the opportunity and the business and research and development programs of the companies. However, since BioTime will have the ultimate power to elect the members of our Board of Directors, BioTime may have the ultimate say in decision making with respect to the allocation of opportunities.

•	If we enter into any patent or technology license or sublicense, or any other agreement with BioTime or with another BioTime subsidiary, the BioTime companies that are parties to the agreement may have a conflict of interest in determining how and when they should enforce their rights under the agreement if the other BioTime company that is a party were to default or otherwise fail to perform any of its obligations under the agreement.

•	One of our significant assets is 8,902,077 BioTime common shares that we acquired from BioTime through the Asset Contribution Agreement. We expect to sell the BioTime common shares from time to time, or to pledge those shares as collateral for loans, to raise capital to finance our operations. Because a sale of those shares could have a depressing effect on the market value of BioTime common shares, BioTime will have a continuing interest in the number of shares we sell, the prices at which we sell the shares, and time and manner in which the shares are sold. Further, we may need or find it desirable to sell BioTime common shares at the same time as BioTime, or other BioTime subsidiaries that hold BioTime common shares, also desire to sell some of their BioTime common shares. Concurrent sales of BioTime common shares by us, BioTime, or other BioTime subsidiaries could have a depressing effect on the market price of the BioTime common shares, lowering the price at which we and they are able to sell BioTime common shares and resulting in lower net proceeds from the sales. We plan to coordinate any future sales of our BioTime common shares with BioTime and its other subsidiaries in order to provide an orderly and controlled process for raising capital through the sale of BioTime shares. This will include an agreement as to the number of shares to be sold, the time period or “market window” for selling shares, the use of a common securities broker-dealer, and a fair allocation of net sales based on average sales prices during any trading day on which we and they sell BioTime shares.

•	Each conflict of interest will be resolved by our respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time. However, the terms and conditions of patent and technology licenses and other agreements between us and BioTime or other BioTime subsidiaries will not be negotiated on an arm’s-length basis due to BioTime’s ownership of a controlling interest in us and due to the commonality of directors serving on our respective boards of directors.

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

We may become dependent on possible future collaborations to develop and commercialize many of our product candidates and to provide the manufacturing, regulatory compliance, sales, marketing and distribution capabilities required for the success of our business

We may enter into various kinds of collaborative research and development, manufacturing, and product marketing agreements to develop and commercialize our products.  Any future milestone payments and cost reimbursements from collaboration agreements could provide an important source of financing for our research and development programs, thereby facilitating the application of our technology to the development and commercialization of our products, but there are risks associated with entering into collaboration arrangements.

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

We have no experience in manufacturing, marketing, selling or distributing products, and we may need to rely on marketing partners or contract sales companies if any of our product candidates receive regulatory approval

Even if we are able to develop our products and obtain necessary regulatory approvals, we have no experience or capabilities of our own in manufacturing, marketing, selling or distributing any of the products that we plan to develop.  Accordingly, we will be dependent on our ability to build our own manufacturing, marketing, and distribution capability for our products, which would require the investment of significant financial and management resources, or we will need to find third parties to manufacture our products, and collaborative marketing partners or contract sales companies for commercial sale of those products.  Even if we find one or more potential third party manufacturers and marketing partners, of which there can be no assurance, we may not be able to negotiate manufacturing, licensing, or marketing contracts on favorable terms to justify our investment or achieve adequate revenues and margins.

Risks Pertaining to Our Common Stock

Ownership of our common stock will entail certain risks associated with the volatility of prices for our shares and the fact that we do not pay dividends on our common stock.

There is no public market for our common stock

There presently is no public market for any series of our common stock any of our other securities, including our warrants.  We plan to arrange for the trading of our Series A Shares on the OTC Bulletin Board upon completion of the Series A Distribution.  Trading on the OTC Bulletin Board may provide less liquidity than trading on a national securities exchange such as the NYSE MKT or the Nasdaq Stock Market.  Accordingly, there can be no assurance that an active market for our Series A Shares will develop or, if a market does develop, that it will be sustained.

Because we are engaged in the development of stem cell therapeutic products, the price of our common stock may rise and fall rapidly

The market price of our common stock, including both Series A Shares and Series B Shares, like that of the shares of many biotechnology companies, may be highly volatile.  The price of our common stock may rise or fall rapidly as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock, whether Series A Shares or Series B Shares;

•	results of preclinical testing or clinical trials of our product candidates or those of our competitors;

•	announcements about us or about our competitors, including clinical trial results, regulatory approvals, new product introductions and commercial results;

•	the cost of our development programs;

•	the success of competitive products or technologies;

•	litigation and other developments relating to our issued patents or patent applications or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us, including the failure of our earnings to meet analysts’ expectations; and

•	general economic, industry and market conditions.

Many of these factors are beyond our control.  The stock markets in general, and the market for pharmaceutical and biotechnological companies in particular, have been experiencing extreme price and volume fluctuations which have affected the market price of the equity securities without regard to the operating performance of the issuing companies.  Broad market fluctuations, as well as industry factors and general economic and political conditions, may adversely affect the market price of our common stock, including both Series B Shares and Series A Shares.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale

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

The 6,537,779 Series A Shares that will be distributed to Geron’s stockholders in the Series A Distribution will be tradable without restriction.  We have agreed to register for sale under the Securities Act of 1933, as amended (the “Securities Act”) the 2,136,000 Series B Shares that we sold to an investor, and up to 350,000 additional Series B Shares that the investor may acquire by exercising its warrants, and the Series A Shares into which those Series B Shares may be converted in the future.  We have agreed to file a registration statement covering those Series B Shares and warrants promptly after the date on which we become eligible to register those securities on Form S-3.  Under the rules for the use of Form S-3, the earliest date on which we will become eligible to register securities in a secondary offering on Form S-3 will be September 27, 2014.

We have not registered for sale or transfer under the Securities Act any of the 21,823,340 Series B Shares or 3,150,000 warrants that BioTime owns, or the Series B Shares that it may receive if it exercises its warrants.  However, BioTime reserves the right to sell its Series B Shares, or Series A Shares into which its Series B Shares may be converted, and the warrants in the future or to distribute them to its shareholders.

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

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our stock

If a market for any series of our common stock develops, the trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about our business and our common stock.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of those shares.  If securities analysts do cover our common stocks, they could issue reports or recommendations that are unfavorable to the price of our shares, and they could downgrade a previously favorable report or recommendation, and in either case our share price could decline as a result of the report.  If one or more of these analysts ceases to cover our common stock or fails to publish regular reports on our business, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders.  We are currently authorized to issue an aggregate of 150,000,000 shares of common stock, consisting of 75,000,000 Series A Shares and 75,000,000 Series B Shares.  We are also authorized to issue 5,000,000 shares of “blank check” preferred stock.  As of March 1, 2014, we had issued and outstanding 6,537,779 Series A Shares and 23,961,040 Series B Shares.  We have also reserved 3,500,000 Series B Shares for issuance upon the exercise of the warrants, and 4,500,000 Series B Shares for issuance under a stock option and stock purchase plan. The Series B Shares will be convertible into Series A Shares after the completion of the Series A Distribution and the BioTime Warrants Distribution.

We may issue additional Series A Shares, Series B Shares, or other securities in order to raise additional capital, or in connection with hiring or retaining employees or consultants, or in connection with future acquisitions of licenses to technology or rights to acquire products, in connection with future business acquisitions, or for other business purposes.  The future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock.

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

Sales of certain Series A Shares may have a temporary impact on the market price of our common stock, including the Series B Shares

Subject to certain limitations, Geron has agreed to distribute to its stockholders, on a pro rata basis, the Series A Shares it received from us in exchange for its stem cell assets.  Under the Asset Contribution Agreement, fractional shares will not be distributed and instead will be aggregated and sold and the proceeds of the sale will be distributed ratably to Geron stockholders who would otherwise be entitled to receive fractional shares.  Also, in lieu of distributing the Series A Shares in the Excluded Jurisdictions, the Series A Shares otherwise issuable to Geron stockholders residing there will be sold for cash and the net cash proceeds will be distributed ratably to them.  The sale of those Series A Shares could have a temporary depressing effect on the price at which Series A Shares trade in the market.

Unless our Series A Shares are approved for listing on a national securities exchange they will be subject to the so-called “penny stock” rules that impose restrictive sales practice requirements

If we are unable to obtain approval from a national securities exchange to list our Series A Shares, those shares could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share.  The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange.  The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1,000,000, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence.  For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale.  This means that if we are unable to list our Series B Shares on a national securities exchange, the ability of shareholders to sell their common shares in the secondary market could be adversely affected.

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

We are an "emerging growth company," and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors

We are an “emerging growth company,” as defined in the JOBS Act, and we may to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.  We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2018; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We will incur costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives

As a public reporting company, we will incur significant legal, accounting and other expenses.  The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will entail significant legal and financial compliance costs and will make some activities more time consuming and costly.  For example, we expect that these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept low policy limits and coverage.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.  Although, as a subsidiary of BioTime, we have already implemented certain procedures intended to comply with Section 404, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  Despite our efforts, there is a risk that neither we nor, when required, our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We occupy an office and research facility located at 230 Constitution Drive, Menlo Park, California under a sublease from BioTime.  The building on the leased premises contains approximately 24,080 square feet of space.  The sublease and underlying master lease are both for a term of three years commencing January 7, 2013.  The sublease requires us to pay all rent and other amounts due, and to perform all of our other obligations as a tenant, under the master lease.  We will pay base rent of $31,785.60 per month, plus real estate taxes and certain costs of maintaining the leased premises.

BioTime may assign the lease to us outright at any time after we have obtained at least $10,000,000 in equity capital through the sale of capital stock for cash, or we have a class of capital stock registered under Section 12 of the Securities Exchange Act of 1934, as amended; provided that we must agree in writing to assume, to be bound by, and to perform the terms, covenants and conditions of the lease.  We expect that the conditions to the assignment will be met.

On December 30, 2013, we entered into a new lease for an office and research facility located in Fremont, California.  The building on the leased premises contains approximately 44,000 square feet of space.  The lease is for a term of 96 months.  The estimated term commencement date is October 1, 2014 but the term may commence earlier if we commence our use of the premises prior to that date or the term commencement may be delayed if the landlord does not deliver possession of the premises to us by February 13, 2014.  We will pay base monthly rent of $99,000 during the first 12 months commencing on the term commencement date, except that during the first 15 months of the lease term, we will pay base rent on only 22,000 square feet rather than 44,000 square feet provided that we are not in default in performing our obligations under the lease beyond any notice and cure periods.  Base monthly rent will increase by approximately 3% annually.

In addition to monthly base rent we will pay all real estate taxes, insurance, a management fee in the amount of 3% of base rent, and the cost of maintenance, repair and replacement of the leased premises.  During the first 15 months of the lease term, we will pay only 50% of the real estate taxes assessed on the premises provided that we are not in default in performing our obligations under the lease beyond any notice and cure periods.  However, if any improvements or alterations to the premises that we construct or add are assessed for real property tax purposes at a valuation higher than the valuation of the improvements on the premises on the date signed the lease, we will pay 100% of the taxes levied on the excess assessed valuation.

The landlord will provide us with a tenant improvement allowance of $4,400,000, which we plan to use to construct a laboratory and production facility that can be used to produce hES cells and related products under current good manufacturing procedures (cGMP).  The landlord’s obligation to fund the tenant improvement allowance will expire in 18 months with respect to any portion of the allowance not expended by then.

We have two options to extend the lease term by five years each.  Base rent for each five-year option period shall equal the then-current fair market value, including annual fair market increases.  The fair market rent for an option period will be determined by us and the landlord based on the then current market rent for comparable office and laboratory space in the Fremont/Newark market.  If we and the landlord fail to reach an agreement on the fair market rent, the rent will be set through an arbitration procedure in which we and the landlord will each present our proposed fair market rent and the arbitrator will select the amount that the arbitrator determines more closely represents the fair market rent.

Item 3.	Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business.

We have assumed Geron’s position as appellant in an appeal filed in the United States District Court in Civil Action No. C12-04813 (the “ViaCyte Appeal”) seeking the reversal of two adverse determinations by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences with respect to two patent applications in U.S. Patent Interference 105,734, involving U.S. patent 7,510,876 (ViaCyte) and U.S. patent application 11/960,477 (Geron), and U.S. Patent Interference 105,827 involving U.S. patent 7,510,876 (ViaCyte) and U.S. patent application 12/543,875 (Geron).  We have also assumed the interference proceedings upon which the appeal is based, as well as certain oppositions filed by Geron against certain ViaCyte patent filings in Australia and in the European Patent Office.  The rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron contributed to us.  We have also assumed the USPTO interferences upon which the appeal is based, as well as certain oppositions filed by Geron against certain ViaCyte patent filings in Australia and in the European Patent Office.  We have agreed to assume all liabilities relating to the ViaCyte Appeal and the related interference proceedings, including the costs of litigation, other than expenses incurred by Geron prior to October 1, 2013.

If we are not successful in the ViaCyte Appeal, ViaCyte would retain its patent claims directed to definitive endoderm.  Definitive endoderm is an early pre-cursor of numerous cell types including liver and β-cells of the pancreas that could potentially treat diabetes, and it is likely that the derivation of any of the endodermal lineage cells from embryonic stem cells would necessarily pass through the definitive endoderm stage.  As a result, we would be unable to develop and commercialize those cell types without a license from ViaCyte, and may be unable to realize value from the Geron patent applications at issue in the appeal.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

There is presently no public market for our Series A Shares, our Series B Shares, or any of our other securities, including our and warrants.  We plan to arrange for the trading of the Series A Shares on the OTC Bulletin Board in connection with the completion of the Series A Distribution.  If trading in the Series A Shares on the OTC Bulletin Board establishes a sustained market price at or above the minimum price required for listing on a national securities exchange, we intend to apply for a listing of the Series A Shares on a national exchange if we can also meet the other initial listing criteria of a national exchange.  There can be no assurance that an active market for our Series A Shares will develop or, if a market does develop, that it will be sustained.

As of March 1, 2014, there was one holder of record of our Series A Shares and there were three holders of record of our Series B Shares.

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2013:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Asterias Equity Compensation Plans Approved by Shareholders(1)	2,840,000	$2.34	1,660,000

(1)	Includes 50,000 options for which the exercise prices had not yet been determined as of December 31, 2013.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business.  Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors deems relevant.

Item 6.	Selected Financial Data

		Period from Inception (September 24, 2012) to
	Year ended December 31, 2013	December 31, 2012	December 31, 2013
Research and development	$(4,319,494)	$-	$(4,319,494)
Acquired in-process research and development(1)	(17,458,766)	-	(17,458,766)
General and administrative	(3,883,185)	(758,563)	(4,641,748)
Total expenses	(25,661,445)	(758,563)	(26,420,008)

Loss from operations	(25,661,445)	(758,563)	(26,420,008)

OTHER INCOME/EXPENSES
Other income/(expenses), net	1,006	(330)	676
Total other income/(expenses), net	1,006	(330)	676

LOSS BEFORE INCOME TAX BENEFIT	(25,660,439)	(758,893)	(26,419,332)
Deferred income tax benefit	3,280,695	-	3,280,695

NET LOSS	$(22,379,744)	$(758,893)	$(23,138,637)

Unrealized loss on available-for-sale securities, net	(2,934,686)	-	(2,934,686)

Total comprehensive loss	$(25,314,430)	$(758,893)	$(26,073,323)

Basic and diluted net loss per common share	$(2.90)	$(14.69)	$(3.79)

Weighted average common shares outstanding used to compute net loss per common share, basic and diluted	7,726,042	51,647	6,101,656

(1)	Represents the value of incomplete research and development projects acquired from Geron which Asterias intends to continue. See Notes 2 and 3 to the Financial Statements.

	December 31,	December 31,
	2013	2012

Balance Sheet Data:
Cash and cash equivalents	$2,171,113	$-
Total assets	80,353,797	4,011
Total liabilities	$26,573,312	$761,164
Accumulated deficit	(23,138,637)	(758,893)
Total equity/(deficit)	$53,780,485	$(757,153)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand Asterias’ audited financial statements for the year ended December 31, 2013 and for the period from September 24, 2012 (Asterias’ date of inception) to December 31, 2012, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of Asterias’ financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2013 as compared to the period from September 24, 2012 (Asterias’ date of inception) to December 31, 2012.  This discussion should be read in conjunction with our consolidated financial statements for the period ended December 31, 2013 and related notes included elsewhere in this Annual Report on Form 10-K.  These historical financial statements may not be indicative of our future performance.  These historical financial statements may not be indicative of Asterias’ future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Risk Factors."

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

“Regenerative medicine” refers to an emerging field of therapeutic product development that may allow all human cell and tissue types to be manufactured on an industrial scale.  This new technology is made possible by the isolation of hES cells, and by the development of iPS cells which are created from regular cells of the human body using technology that allows adult cells to be “reprogrammed” into cells with pluripotency much like hES cells.  Pluripotent hES and iPS cells have the unique property of being able to branch out into each and every kind of cell in the human body, including the cell types that make up the brain, the blood, the heart, the lungs, the liver, and other tissues.  Unlike adult-derived stem cells that have limited potential to become different cell types, pluripotent stem cells may have vast potential to supply an array of new regenerative therapeutic products, especially those targeting the large and growing markets associated with age-related degenerative disease.  Unlike pharmaceuticals that require a molecular target, therapeutic strategies in regenerative medicine are generally aimed at regenerating affected cells and tissues, and therefore may have broader applicability.  We believe that regenerative medicine represents a revolution in the field of biotechnology with the promise of providing therapies for diseases previously considered incurable.

On October 1, 2013, we completed the acquisition of certain assets from Geron that had been used in Geron’s hES cell research and development programs.  We also acquired certain assets from our parent corporation, BioTime.  The acquisition of the assets from Geron and BioTime (the “Asset Contribution”) was completed under the terms of the Asset Contribution Agreement.

The assets we acquired from Geron include:

•	certain patents and patent applications and all related active prosecution cases, trade secrets, know-how and certain other intellectual property rights, and all of Geron’s goodwill with respect to the technology of Geron directly related to the research, development and commercialization of certain products and know-how related to hES cells;

•	certain biological materials and reagents (including master and working cell banks, original and seed banks, and research, pilot and good manufacturing practices (cGMP) grade lots and finished product);

•	certain laboratory equipment;

•	certain contracts;

•	certain books, records, lab notebooks, clinical trial documentation, files and data;

•	certain regulatory filings for the Clinical Trials for the following product candidates:

•	GRNOPC1 for spinal cord injury, including the investigational new drug applications filed with the United States Food and Drug Administration (FDA) for Geron’s Phase I safety study of oligodendrocyte progenitor (GRNOPC1) cells in patients with neurologically complete, subacute spinal cord injury, and long term follow up of subjects who received GRNOPC1, and

•	VAC1 for acute myelogenous leukemia (AML), including a Phase I/II study of active immunotherapy with GRNVAC1, autologous mature dendritic cells transfected with mRNA encoding human telomerase reverse transcriptase (hTERT), in patients with AML in complete remission;

•	certain abandoned or inactive patents and abandoned or inactive patent applications.

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

The assets we acquired from BioTime include:

•	a quantity of five human hES cell lines produced by BioTime’s subsidiary ESI under cGMP sufficient to generate master cell banks, and non-exclusive, world-wide, royalty-free licenses to use those cell lines and certain patents pertaining to stem cell differentiation technology for any and all uses;

•	8,902,077 BioTime common shares;

•	8,000,000 BioTime Warrants;

•	forgiveness of a loan in the amount of $5,000,000;

•	10% of the shares of common stock of BioTime’s subsidiary OrthoCyte issued and outstanding as of January 4, 2013; and

•	6% of the ordinary shares of BioTime’s subsidiary Cell Cure Neurosciences issued and outstanding as of January 4, 2013.

Products Under Development

We acquired from Geron a significant portfolio of patents and patent applications, cell lines, and hES cell technology and know-how related to potential therapeutic products in various stages of development.  Two of the products under development have already been used in early stage clinical trials.

The product candidates under development from various cell types that we acquired from Geron are summarized in the following table:

Product Candidate Description	Target Market	Estimated Number of Potential Patients(1)	Status
OPC1 – Glial Cells	Spinal Cord Injury	12,000 new cases per year in U.S.	Phase I Trial completed in U.S. 5 Patients treated – no serious adverse events related to the OPC1 drug product to date.

	Multiple Sclerosis (“MS”)	180,000 new cases per year in U.S.	Proof of principle achieved in animal models.

	Canavan's Disease(2)	Rare	Proof of principle achieved in animal models.

	Stroke	800,000 new cases per year in U.S.	Pre-clinical research.
VAC1 – Autologous Monocyte – Derived Dendritic Cells (infused cells derived from the treated patient)	Cancer	Prostate: 240,000 new cases per year in U.S.	Phase I study in metastatic prostate cancer completed (Journal of Immunology, 2005, 174: 3798-3807).

		Acute myelogenous leukemia: more than 12,000 new cases per year in U.S.	Phase I/II study in acute myelogenous leukemia completed. Manuscript in preparation.
VAC2 – Dendritic Cells	Lung Cancer	226,000 new cases per year in U.S.	Cells derived and characterization studies performed (parameters analyzed showed normal cell functions in vitro(3)).

	Multiple Myeloma	22,000 new cases per year in U.S.	Scalable manufacturing methods under development.

	Prostate Cancer	240,000 new cases per year in U.S.	Proof of concept established in multiple human in vitro(3) systems.
CHND1 – Chondrocytes	Osteoarthritis	25 million total patients in U.S.	Cells derived and partly characterized.

Early non-clinical studies have been performed in animal models of osteoarthritis.

	Degenerative Disk Disease	400,000 new spinal fusion cases per year in U.S.	Pre-clinical research.
CM1 – Cardiomyocytes	Heart Failure	6 million total patients in U.S.	Cells derived and characterization studies performed (parameters analyzed showed normal cell functions in vitro(3))

	Myocardial Infarction	900,000 new cases per year in U.S.	Proof of concept in three animal models of disease.

Scalable manufacturing established.

First in man clinical trial designed.

IC1 – Islet Cells	Type 1 and some Type 2 Diabetes	5 million total insulin dependent patients in U.S.	Cells derived and partly characterized (most, not all normal cell functions verified in vitro(3)).

Proof of concept in rodent diabetes model.

Scalable manufacturing methods under development.

(1)	The estimates of the numbers of potential patients shown in the table are based on data for the United States only and do not include potential patients in other countries.
(2)	Canavan's Disease is a congenital neurological degenerative disease in which the growth of the myelin sheath surrounding nerves is inhibited resulting in mental retardation, loss of motor function, abnormal muscle tone, poor head control and enlarged head. Death usually occurs before age 4.
(3)	In vitro means in tissue culture dishes.

The cost and time required to develop products from the acquired assets is not presently known with certainty due to many factors including the following:

•	The functional state of the cells, cell lines and other biological reagents transferred to us cannot be determined until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment, which may not be completed until the second quarter of 2014. The functionalities of the cells were within specification at the time of initial manufacturing and subsequent storage. However, the cells have remained in storage (under cGMP conditions) for more than two years. Therefore, all the functional tests need to be repeated to verify that the cells remain within specification after the two year period of frozen storage.

•	The views of the FDA and comparable foreign regulatory agencies on the pre-clinical product characterization studies required to file an IND in order to initiate human clinical testing of potential therapeutic products;

•	The inherent uncertainty of laboratory research and any clinical trials that we may conduct;

•	The amount of capital that we will have for our development programs, including potential sources of additional capital through research grants or funded collaborations with third parties; and

•	The availability and recruitment of qualified personnel to carry out the analyses and evaluations described above.

We have commenced our efforts to obtain project funding, manufacturing expertise, and clinical trial management for the VAC2, CHND1 and CM1 programs by initiating discussions with certain third parties that either had agreements with Geron related to, or had expressed an interest in participating in, the development of therapeutic products with those cell lines and related technologies.  The extent and pace of the work that we can do to develop product candidates in those three programs will depend in large part on the consummation of agreements for one or more of those potential collaborations.  Our discussions with the third parties are in the early stages and there is no assurance that they will lead to any agreements.  We may also pursue discussions with other third parties for financial, manufacturing, or clinical trial management, or other co-development arrangements for those programs.

We may also use the acquired assets, along with technology that we may develop or that we may acquire from third parties, to pursue the development of other products.  Our product development efforts may be conducted by us alone or in collaboration with others if suitable co-development arrangements can be made.

Critical Accounting Policies

Development Stage Company – We comply with the reporting requirements of ASC 915, “Development Stage Entities.”

Investment in BioTime shares and other marketable equity securities investments – Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income.  Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income.

Equipment and furniture – Equipment and furniture are stated at cost and are being depreciated using the straight-line method over a period of 36 to 120 months.

Intangible assets – Intangible assets with finite useful lives are amortized over estimated useful lives and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment.  Acquired in-process research and development intangible assets are accounted depending on whether they were acquired as part of an acquisition of a business, or assets that do not constitute a business.  When acquired in conjunction with acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset.  If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.  However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as the acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to IPR&D are expensed upon acquisition.

Impairment of long-lived assets – Our long-lived assets, including intangible assets, will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the assets are impaired, the impairment will be recognized and measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Warrants to purchase common stock – We generally account for warrants issued in connection with equity financings as a component of equity.  None of the warrants issued by us as of December 31, 2013 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that we may need to settle the warrants in cash.  If we were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, we would record the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other income and expense in our statements of operations.

Research and development – Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, consulting fees, research and laboratory fees, and fees paid to acquire patents or licenses.

Income taxes – Prior to the year ended December 31, 2013, our operations were included in BioTime’s consolidated U.S. federal and certain state income tax returns.  The provision for income taxes has been determined as if we had filed separate tax returns for the periods presented.  Accordingly, our effective tax rate in future years could vary from its historical effective tax rates depending on our future legal structure and related tax elections.  The historical deferred tax assets, including the operating losses and credit carryforwards generated by us, will remain with BioTime.  We account for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, we are subject to income tax exemptions by major taxing authorities for all years since inception. We will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties through December 31, 2013.  Management is currently unaware of any tax issues under review.

Stock-based compensation – We adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values.  Consistent with those guidelines, we utilize the Black-Scholes Merton option pricing model.  Our determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by our stock price as well as by assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant.

Fair value of financial instruments – ASC 820, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  ASC 820 establishes a three tier value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period until they mature or are required to be settled, except for the investment in BioTime shares, and BioTime Warrants and related obligation to distribute the BioTime Warrants, which are carried at fair value based on Level 1 inputs.

Results of Operations

Our activities through December 31, 2013 primarily related to our formation, the execution of the Asset Contribution Agreement, and preparation for the start of our planned research and development operations following the Asset Contribution.  Certain other expenses are primarily attributed to rent and utilities and general overhead expenses.

Research and development expenses recognized during the year ended December 31, 2013 and for the period from September 24, 2012 (inception) to December 31, 2012 amounted to $4,319,494 and $0, respectively.  In addition, during 2013 we recognized $17,458,766 of IPR&D in connection with the consummation of our acquisition of assets from Geron.  IPR&D represents the value allocated by management to incomplete research and development projects which we acquired from Geron and intend to continue.  That value was expensed under applicable accounting rules rather than capitalized for future amortization because the acquisition was accounted for an acquisition of assets rather than an acquisition of a business.  See Notes 2 and 3 to the Financial Statements.  The increase in research and development expenses, other than IPR&D, during 2013 are primarily comprised of $725,425 of amortization of intangible assets acquired upon consummation of the Asset Contribution on October 1, 2013, $1,416,415 of salaries, and payroll related expenses allocated to research and development expenses, $194,578 in employee stock-based compensation allocated to research and development expenses, $518,509 of rent and facilities maintenance related expenses allocated to research and development expenses, $363,964 of patent related legal fees and patent maintenance costs, $250,877 of scientific consulting expenses, $81,917 of travel, lodging and meals allocated to research and development expenses, $75,430 in outside research and services allocated to research and development expenses, $453,741 of laboratory expense and supplies expenses, and $183,525 of depreciation expenses allocated to research and development expenses.  Research and development expenses, other than IPR&D, were incurred in setting up our research and product development facility and equipment, planning the initiation of our initial product development programs, licensing patents and stem cell lines from WARF, evaluating other technology that may be available for in-licensing or acquisition, preparing applications for research grants, and initiating discussions with third parties for the manufacture or co-development of product candidates.

General and administrative expenses recognized during the year ended December 31, 2013 and for the period from September 24, 2012 (inception) to December 31, 2012 amounted to $3,883,185 and $758,563, respectively and are primarily comprised of $1,018,428 and $27,022, respectively in salaries and payroll related expenses allocated to general and administrative expenses, $527,213 and $0, respective in employee stock-based compensation allocated to general and administrative expenses, $1,221,051 and $727,123 in legal and accounting fees incurred in connection with the registration of the Series A Shares under the Securities Act of 1933, as amended, and the registration or application for exemptions from registration of those shares under the securities laws of certain states and other jurisdictions, matters related to the Asset Contribution Agreement, quarterly reviews and annual audit procedures, $299,063 and $0, respectively in rent and facilities maintenance related expenses allocated to general and administrative expenses, $238,004 and $0, respectively in director cash and stock-based compensation expense, $187,453 and $0, respectively in general office expenses, $96,276 and $120 of investor and public relations expenses, stock listing and subscription fees and securities exchange commission filing related fees, and $132,209 and $1,736, respectively of travel, lodging and meals allocated to general and administrative expenses, and $39,619 and $0, respectively of depreciation expenses allocated to general and administrative expenses.

Capital Transactions

On September 24, 2012, we sold 50,000 Series B Shares to BioTime for $50,000 in cash.  We also sold 1,700 Series B Shares to an officer in exchange for 1,000 shares of a publicly traded company with a market value of $1,740 at the time of investment.  The value of these shares increased to $4,740 and declined to $1,410 at December 31, 2013 and at December 31, 2012, respectively.

On October 1, 2013, we completed the Asset Contribution pursuant to the Asset Contribution Agreement.  In exchange for certain assets received, we issued 6,537,779 Series A Shares to Geron, and 21,773,340 Series B Shares and warrants to purchase 3,150,000 Series B Shares to BioTime.  We concurrently issued 2,136,000 Series B Shares and warrants to purchase 350,000 additional Series B Shares to an investor, Romulus Films, Ltd. (“Romulus”) for $5,000,000 in cash under a Stock and Warrant Purchase Agreement.  See Note 2 and Note 8 to Financial Statements.

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

Cash Flows

Cash used in operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations.  During the year ended December 31, 2013, we incurred a net loss before deferred income tax benefit of $25,660,439 and used $1,327,131 of cash for our operating activities.  As of December 31, 2012 and December 31, 2013, we had a working capital deficit/(surplus) of $757,153 and $(31,835,965), respectively, and an accumulated deficit of $758,893 and $23,138,637, respectively.

Net cash used in operating activities of $1,327,131 during the year ended December 31, 2013 consisted of a net loss of $22,379,744, adjusted by $17,458,766 for IPR&D, $220,595 for depreciation expense, $703,734 for stock-based compensation expense, $725,425 for amortization of intangible assets, a $567,140 increase in accounts payable, a $95,885 increase in accrued liabilities, and a $4,902,014 increase in amount due to BioTime, offset in part by $3,280,695 in deferred income tax benefit, and a $337,821 increase in prepaid expenses and other current assets, and a $2,430 gain on sale of equipment. A portion of our obligation to BioTime, on account of funding BioTime provided to us or for our account, was evidenced by a promissory note that was cancelled on October 1, 2013 in satisfaction of BioTime’s cash contribution obligation under the Asset Contribution Agreement.

Cash used in investing activities

Net cash used in investing activities of $1,273,652 during the year ended December 31, 2013 consisted of $1,246,729 in purchases of equipment, and payment of security deposits of $54,423, which were partially offset by $27,500 of proceeds from the sale of equipment and furniture.

Cash provided by financing activities

Net cash provided by financing activities of $4,771,896 during the year ended December 31, 2013 consisted of $5,000,000 gross proceeds from sales of Series B Shares and warrants to Romulus offset by $228,104 of payments to Geron as part of the Asset Contribution.

Liquidity and Capital Resources

We plan to invest significant resources in research and development in the field of regenerative medicine.  We expect to continue to incur operating losses and negative cash flows.  BioTime funded our business activities from inception through September 30, 2013 but is not expected to do so in the future.

On October 1, 2013, we closed the Asset Contribution and received 8,902,077 BioTime common shares from BioTime under the Asset Contribution Agreement and BioTime canceled the $5,000,000 principal amount of a promissory note payable by us to BioTime on account of funds advance to us or paid for our account by BioTime.  See Note 2 to Financial Statements.  In addition, we received $5,000,000 in cash from a private investor under a Stock and Warrant Purchase Agreement.

The 8,902,077 BioTime common shares that we received in the Asset Contribution had a gross market value in excess of $32,000,000 as of December 31, 2013 based on the closing price of BioTime common shares on the NYSE MKT on that date.  The warrants to purchase 3,150,000 Series B Shares that we issued to BioTime and the warrants to purchase 350,000 Series B Shares that we issued to the private investor have an exercise price of $5 per share and will expire three years after the date of issue.  We will receive $17,500,000 if all of the warrants are exercised.  There can be no assurance that the warrants will be exercised.

We expect that the $5,000,000 of cash and the BioTime common shares that we received on October 1, 2013 will be sufficient to fund our operations for at least 12 months.

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

We have applied for a Strategic Partnership 3 Track “A” Award from the California Institute for Regenerative Medicine (CIRM) which is intended to support a Phase 1/2a clinical trial of our OPC1 product candidate in subjects with neurologically complete cervical spinal cord injury.  The grant would also help support our efforts to develop a commercial process to manufacture OPC1.  The purpose of the Strategic Partnership Award Initiative is to create incentives for industry to advance the development of stem cell-based therapeutics.  As part of a Strategic Partnership 3 Track “A” Award, CIRM will provide up to $10,000,000 ($15,000,000 in extraordinary cases) to support an approved project.  We expect that CIRM will notify applicants of the decision on their applications during the first half of 2014.  Geron was granted a non-recourse loan for its thoracic spinal cord injury study of OPC1 in 2011 from CIRM, but returned the loan funds after announcing the termination of its hES cell programs.  There can be no assurance that we will receive this grant.

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

We are in early-stage discussions with an academic institution to form a collaboration to develop hES cell-derived cardiomyocytes for the treatment of heart failure and acute myocardial infarction.  The academic institution has received funding to develop the project through the IND filing stage.  We would either fund the Phase I study ourselves to the extent that we have sufficient capital resources for that purpose, or we would seek funding for the study from a third party.  In a collaboration, we might contribute assistance in preparing and filing the IND, materials for use in the project such as cGMP hES cell banks, and a license of relevant patents and know-how relating to the development of hES cell-derived cardiomyocytes and hES cell-derived therapeutics generally, in exchange for which we would acquire an ownership interest in the resulting therapeutic products or in a joint venture company to be formed and co-owned with the academic institution for the purpose of developing the product.  There can be no assurance that we will reach an agreement for the development of hES cell-derived cardiomyocytes.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, and as of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asterias Biotherapeutics, Inc.

We have audited the accompanying balance sheets of Asterias Biotherapeutics, Inc. (a company in the development stage) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013, and for the period from September 24, 2012 (inception) to December 31, 2012 and for the period from September 24, 2012 (inception) to December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asterias Biotherapeutics, Inc. (a company in the development stage) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the period from September 24, 2012 (inception) to December 31, 2012 and for the period from September 24, 2012 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Rothstein Kass

New York, New York
March 17, 2014

Item 8.	Financial Statements and Supplementary Data

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,171,113	$—
Available-for-sale securities, at fair value	32,052,217	—
BioTime warrants to be distributed to holders of Series A shares (see Note 2)	15,568,307	—
Prepaid expenses and other current assets	340,092	4,011
Total current assets	50,131,729	4,011

NONCURRENT ASSETS
Intangible assets, net	28,291,584	—
Equipment and furniture, net	1,460,518	—
Investment in affiliates	415,543	—
Other assets	54,423	—
Total noncurrent assets	30,222,068	-
TOTAL ASSETS	$80,353,797	$4,011

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Obligation to distribute BioTime warrants to holders of Series A shares (see Note 2)	$15,568,307	$—
Amount due to BioTime	2,064,432	761,164
Accounts payable	567,140	—
Accrued liabilities	95,885	—
Total current liabilities	18,295,764	761,164

LONG-TERM LIABILITIES, Net deferred tax liability	8,277,548	—
TOTAL LIABILITIES	26,573,312	761,164

Commitments and contingencies (see Note 10)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred Stock, $0.0001 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
Common Stock, $0.0001 par value, authorized 75,000,000 shares Series A, $0.0001 par value, and 75,000,000 shares Series B, $0.0001 par value; 6,537,779 and no shares Series A common stock, and 23,961,040 and 51,700 shares Series B common stock issued and outstanding at December 31, 2013 and December 31, 2012, respectively	3,050	5
Additional paid-in capital	79,850,758	51,735
Accumulated comprehensive loss on available-for-sale investments	(2,934,686)	—
Deficit accumulated during the development stage	(23,138,637)	(758,893)
Subscription receivable	—	(50,000)
Total stockholders’ equity/(deficit)	53,780,485	(757,153)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$80,353,797	$4,011

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

STATEMENTS OF OPERATIONS

		Period from Inception (September 24, 2012) to
	Year ended December 31, 2013	December 31, 2012	December 31, 2013
Research and development	$(4,319,494)	$—	$(4,319,494)
Acquired in-process research and development (see Note 2)	(17,458,766)	—	(17,458,766)
General and administrative	(3,883,185)	(758,563)	(4,641,748)
Total expenses	(25,661,445)	(758,563)	(26,420,008)

Loss from operations	(25,661,445)	(758,563)	(26,420,008)

OTHER INCOME/EXPENSES
Other income and (expense), net	1,006	(330)	676
Total other income/(expenses)	1,006	(330)	676

LOSS BEFORE DEFERRED INCOME TAX BENEFIT	(25,660,439)	(758,893)	(26,419,332)

Deferred income tax benefit	3,280,695	—	3,280,695

NET LOSS	$(22,379,744)	$(758,893)	$(23,138,637)

Unrealized loss on available-for-sale securities, net	(2,934,686)	—	(2,934,686)

Total comprehensive loss	$(25,314,430)	$(758,893)	$(26,073,323)

Basic and diluted net loss per common share	$(2.90)	$(14.69)	$(3.79)

Weighted average common shares outstanding used to compute net loss per common share, basic and diluted	7,726,042	51,647	6,101,656

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Series A		Series B		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During the Development Stage	Subscription Receivable	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock issued to BioTime on September 24, 2012 (date of inception)	—	$—	50,000	$5	$49,995	$—	$—	$(50,000)	$—
Common stock issued to officer on September 27, 2012	—	—	1,700	—	1,740	—	—	—	1,740
Net loss	—	—	—	—	—	—	(758,893)	—	(758,893)
Balance as of December 31, 2012	—	—	51,700	5	51,735	—	(758,893)	(50,000)	(757,153)
Common stock, at $2.40 per share, issued to Geron in connection with acquisition of various assets on October 1, 2013, net of issuance costs of $541,800	6,537,779	654	—	—	15,120,568	—	—	—	15,121,222
Common stock, at $2.40 per share, and common stock warrants issued to BioTime in connection with transfer of various assets on October 1, 2013	—	—	21,773,340	2,177	58,974,935	—	—	—	58,977,112
Common stock, at $2.40 per share, and common stock warrants issued to an investor for cash	—	—	2,136,000	214	4,999,786	—	—	—	5,000,000
Reduction of subscription receivable	—	—	—	—	—	—	—	50,000	50,000
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,934,686)	—	—	(2,934,686)
Stock-based compensation expense	—	—	—	—	703,734	—	—	—	703,734
Net loss	—	—	—	—	—	—	(22,379,744)	—	(22,379,744)
Balance as of December 31, 2013	6,537,779	$654	23,961,040	$2,396	$79,850,758	$(2,934,686)	$(23,138,637)	$—	$53,780,485

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

STATEMENTS OF CASH FLOWS

	Year ended	Period from Inception (September 24, 2012) to
	December 31, 2013	December 31, 2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,379,744)	$(758,893)	$(23,138,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development (see Note 2)	17,458,766	—	17,458,766
Depreciation expense	220,595	—	220,595
Stock-based compensation	703,734	—	703,734
Amortization of intangible assets	725,425	—	725,425
Gain on sale of equipment, net	(2,430)	—	(2,430)
Deferred income tax benefit	(3,280,695)	—	(3,280,695)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(337,821)	(2,271)	(340,092)
Accounts payable	567,140	—	567,140
Accrued liabilities	95,885	—	95,885
Amount due to BioTime	4,902,014	761,164	5,663,178
Net cash used in operating activities	(1,327,131)	—	(1,327,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(1,246,729)	—	(1,246,729)
Proceeds from sale of equipment and furniture	27,500	—	27,500
Payment of security deposits	(54,423)	—	(54,423)
Net cash used in investing activities	(1,273,652)	—	(1,273,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common shares and warrants	5,000,000	—	5,000,000
Payment to Geron in connection with acquisition of assets on October 1, 2013	(228,104)	—	(228,104)
Net cash provided by financing activities	4,771,896	—	4,771,896

Net increase in cash	2,171,113	—	2,171,113
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$2,171,113	$—	$2,171,113

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Purchase of equipment and furniture, contributed by BioTime	$(459,454)	$—	$(459,454)
Available-for-sale BioTime securities contributed by BioTime	$34,985,163	$—	$34,985,163
Cancellation of indebtedness to BioTime	$5,000,000	$—	$5,000,000
Transaction costs paid by BioTime, on behalf of the Company	$300,000	$—	$300,000
Intangible assets acquired from Geron	$29,017,009	$—	$29,017,009
Deferred tax liability arising from difference in book versus tax basis on Geron intangible assets acquired	$11,558,243	$—	$11,558,243
Investment in affiliates, contributed by BioTime	$415,543	$—	$415,543
Common stock and common stock warrants issued to BioTime and Geron in connection with acquisition and transfer of assets	$74,098,333	$—	$74,098,333
Common stock issued upon investment by BioTime	$—	$50,000	$50,000
Reduction of subscription receivable	$(50,000)	$—	$(50,000)
Common stock issued in exchange for non-cash consideration in connection with investment by officer	$—	$1,740	$1,740

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Asterias Biotherapeutics, Inc. (“Asterias”) (a company in the development stage) was incorporated in Delaware on September 24, 2012.  Asterias is a majority-owned and controlled subsidiary of BioTime, Inc. (“BioTime”).

Asterias’ primary focus is the emerging field of regenerative medicine.  Asterias’ core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  Asterias plans to develop, support and license a wide range of technologies that are based on “pluripotent” stem cells and that could be used to treat diseases or injuries in a variety of medical fields, including neurology, oncology, cardiology, metabolic diseases, ophthalmology, orthopedics, and blood and vascular diseases.

Through December 31, 2013, Asterias had generated no revenue and is considered to be in the development stage as defined in Statement of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

Asterias’ activities through December 31, 2013 primarily related to Asterias’ formation, the execution of the Asset Contribution Agreement described below, preparation for the start of its planned operations following the acquisition of assets under the Asset Contribution Agreement, and acquired in-process research and development (“IPR&D”) recognized upon consummation of the Asset Contribution on October 1, 2013.  Certain other expenses are primarily attributed to rent and utilities and general overhead expenses.  Asterias has selected December 31 as its fiscal year end.

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis.  The financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the Securities and Exchange Commission (“SEC”).  BioTime has consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through the ownership of Asterias Series B Shares throughout the periods presented.  BioTime owned 71.6% ownership of the outstanding of Asterias common stock as a whole at December 31, 2013.

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

2. Asset Contribution Agreement with BioTime and Geron Corporation

On January 4, 2013, Asterias entered into an Asset Contribution Agreement with BioTime and Geron Corporation (“Geron”) pursuant to which BioTime and Geron agreed to concurrently contribute certain assets to Asterias in exchange for shares of Asterias common stock and warrants to purchase common stock.  The transaction closed on October 1, 2013.

Transfer of BioTime Assets

Under the Asset Contribution Agreement, BioTime contributed to Asterias 8,902,077 BioTime common shares registered for re-sale with the SEC; warrants to subscribe for and purchase 8,000,000 additional BioTime common shares (the “BioTime Warrants”) exercisable for a period of five years at a price of $5.00 per share, subject to pro rata adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions; a 10% common stock interest in BioTime’s subsidiary OrthoCyte Corporation; a 6% ordinary stock interest in BioTime’s subsidiary Cell Cure Neurosciences, Ltd.; and a quantity of certain hES cell lines produced under “good manufacturing practices” sufficient to generate master cell banks, and non-exclusive, world-wide, royalty-free licenses to use those cell lines and certain patents pertaining to stem cell differentiation technology for any and all purposes.

In return, Asterias issued to BioTime 21,773,340 shares of its Series B common stock, par value $0.0001 per share (“Series B Shares”), and warrants to purchase 3,150,000 Series B Shares, exercisable for a period of three years from the date of issue at an exercise price of $5.00 per share.  In addition, BioTime cancelled Asterias’ obligations under a loan of $5,000,000 from BioTime, related to cash financing provided by BioTime during 2013 prior to the Asset Contribution closing.

Because Asterias is a subsidiary of BioTime, the transfer of assets from BioTime was accounted for as a transaction under common control.  Non-monetary assets received by Asterias were recorded at their historical cost basis amounts with BioTime.  Monetary assets were recorded at fair value.  The difference between the value of assets contributed by BioTime and the fair value of consideration issued to BioTime was recorded as an additional contribution by BioTime, in additional paid-in capital.

The assets transferred by BioTime and the related consideration were recorded as follows:

Consideration transferred to BioTime:
Asterias Series B shares	$52,164,568
Warrants to purchase Asterias Series B shares	2,012,481
Excess of contributed assets’ value over consideration	4,800,063
Total consideration issued	$58,977,112

Assets transferred by BioTime:
BioTime common shares, at fair value	$34,985,163
BioTime Warrants, at fair value	18,276,406
Cancellation of outstanding obligation to BioTime	5,000,000
Investment in affiliates, at cost	415,543
Geron asset acquisition related transaction costs paid by BioTime	300,000
Total assets transferred	$58,977,112

The fair value of the Asterias Series B shares issued was estimated at $2.40 based on the Asterias enterprise value as determined on January 4, 2013, at the time the Asset Contribution Agreement was negotiated and executed by its parties, and as adjusted for subsequent changes in fair values of assets the parties agreed to contribute.  The fair value of the warrants to purchase Asterias Series B shares was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions:  expected term equal to the contractual term of three years, which is equal to the contractual life of the warrants; risk-free rate of 0.63%; 0% expected dividend yield; 69.62% expected volatility based on the average historical common stock volatility of BioTime and Geron, which were used as Asterias’ common stock does not have a trading history; a stock price of $2.40; and an exercise price of $5.00.

BioTime common shares were valued using $3.93, the closing price per BioTime common shares on the NYSE MKT on October 1, 2013.  The fair value of the BioTime Warrants was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term equal to the contractual term of five years, which is equal to the contractual life of the warrants; risk-free rate of 1.42%; 0% expected dividend yield; 77.6% expected volatility based on historical common stock volatility of BioTime; a stock price of $3.93; and an exercise price of $5.00.

The investment in affiliates represents a non-monetary asset and was recorded at BioTime’s historical cost because BioTime is a common parent to Asterias and those affiliates.

Geron Assets Acquisition

Under the Asset Contribution Agreement, Geron contributed to Asterias certain patents, patent applications, trade secrets, know-how and other intellectual property rights with respect to the technology of Geron directly related to the research, development and commercialization of certain products and know-how related to human embryonic stem (“hES”) cells; certain biological materials, reagents, laboratory equipment; as well as clinical trial documentation, files and data, primarily related to GRNOPC1 clinical trials for spinal cord injury and VAC1 clinical trials for acute myelogenous leukemia.  Asterias assumed all obligations related to such assets that would be attributable to periods, events or circumstances after the Asset Contribution closing date, including those related to an appeal filed in the United States District Court in Civil Action No. C12-04813 (the “ViaCyte Appeal”) seeking the reversal of two adverse determinations by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences with respect to two patent applications in U.S. Patent Interference 105,734, involving US patent 7,510,876 (ViaCyte) and US patent application 11/960,477 (Geron), and U.S. Patent Interference 105,827 involving US patent 7,510,876 (ViaCyte) and US patent application 12/543,875 (Geron).  Asterias also assumed the patent interferences upon which the ViaCyte Appeal is based, as well as certain oppositions filed by Geron against certain ViaCyte, Inc. patent filings in Australia and in the European Patent Office.

As consideration for the acquisition of assets from Geron, Asterias issued to Geron 6,537,779 shares of Series A common stock, par value $0.0001 per share (“Series A Shares”), which Geron had agreed to distribute to its stockholders, on a pro rata basis, subject to applicable legal requirements and certain other limitations (the “Series A Distribution”).  Asterias is also obligated to distribute to the holders of its Series A Shares the 8,000,000 shares of BioTime Warrants contributed to Asterias by BioTime.  Asterias will distribute the BioTime Warrants as promptly as practicable after notice from Geron that the Series A Distribution has been completed

In addition, Asterias agreed to bear certain transaction costs in connection with the Asset Acquisition.  Such transaction costs were allocated to acquisition of assets in the amount of $1,519,904 and issuance of equity in the amount of $541,800.

The assets contributed by Geron did not include workforce or any processes to be applied to the patents, biological materials and other assets acquired, and therefore did not constitute a business.  Accordingly, the acquisition of Geron assets has been accounted for as an acquisition of assets in accordance with the relevant provisions of Accounting Standards Codification (ASC) 805-50.  Total consideration payable by Asterias, including transaction costs, has been allocated to the assets acquired based on relative fair values of those assets as of the date of the transaction, October 1, 2013, in accordance with ASC 820, Fair Value Measurement.

The assets acquired from Geron and the related consideration paid were recorded as follows:

Consideration paid to Geron:
Asterias Series A shares, net of share issuance costs of $541,800	$15,121,222
Obligation to distribute BioTime Warrants	18,276,406
Transaction and other costs	1,519,904
Total consideration paid	$34,917,532
Assets acquired from Geron (preliminary allocation):
Patents and other intellectual property rights related to hES cells	$29,017,009
Deferred tax liability arising from difference in book versus tax basis on Geron intangible assets acquired	(11,558,243)
IPR&D expensed upon acquisition	17,458,766
Total assets and in-process research and development acquired	$34,917,532

The fair value of the Asterias Series A shares issued was estimated at $2.40 based on the estimated Asterias enterprise value as determined by parties at the time the Asset Contribution Agreement was negotiated and executed by its parties on January 4, 2013, as adjusted for subsequent changes in fair values of assets the parties agreed to contribute.

The fair value of the obligation to distribute BioTime Warrants equals the fair value of such warrants, which was computed as noted above under “Transfer of BioTime Assets.”  Because the fair value of the BioTime Warrants is expected to always be equal to the fair value of the obligation to distribute them at any date on which those values are determined, the remeasurement of those values will not result in a charge or credit on the statement of operations.

The difference between the fair value of assets contributed by Geron and the fair value of consideration issued to Geron was recorded as an additional contribution by Geron, in additional paid-in capital.

Assets acquired from Geron consist primarily of patents and other intellectual property rights related to hES cells which Asterias intends to license to various parties interested in research, development and commercialization of hES cells technologies, and in-process research and development (IPR&D), which includes biological materials, reagents, clinical trial documentation, files and data related primarily to certain clinical trials previously conducted by Geron, which Geron discontinued in November 2011.

Intangible assets related to IPR&D represent the value of incomplete research and development projects which the company intends to continue.  In accordance with the accounting rules in ASC 805, such assets, when acquired in conjunction with acquisition of a business, are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset.  If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.  However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as the acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to IPR&D are expensed upon acquisition.

The values of the acquired assets were estimated as of October 1, 2013 based upon a preliminary review of those assets which took into account factors such as the condition of the cells, cell lines and other biological materials being contributed, the stage of development of particular technology and product candidates related to patents, patent applications, and know-how, the intended use of these assets and the priority assigned to the development of product candidates to which those assets relate, and the assessment of the estimated useful lives of patents.  The amounts allocated to patents and other intellectual property rights that Asterias intends to license, in-process research and development with alternative future uses, and equipment were capitalized as intangible assets and are being amortized over an estimated useful life period of 10 years.  The amounts allocated to IPR&D that management determined to have no alternative uses were expensed at the time of acquisition of the related assets in accordance with the requirements of ASC 805-50.  The allocation was based on the relative fair value of assets eligible for capitalization and the fair value of assets representing IPR&D before assessing the deferred tax liability arising from the difference in book versus tax basis on Geron intangible assets acquired, which management estimated to be approximately equal.  Accordingly, $17,458,766 was capitalized as of December 31, 2013, and $17,458,766 was expensed.  These amounts are preliminary as management has not yet completed a detailed assessment and valuation of the acquired assets. Such assessment and valuation is expected to be completed during the quarter ending June 30, 2014.  Accordingly, the amounts included in capitalized intangible assets and expensed IPR&D as of December 31, 2013 are subject to adjustments which could be material.

Asterias is also obligated to pay Geron royalties on the sale of products, if any, that are commercialized in reliance upon patents acquired from Geron, at the rate of 4% of net sales.

Stock and Warrant Purchase Agreement with Romulus

On January 4, 2013, in connection with entering into the Asset Contribution Agreement, Asterias entered into a Stock and Warrant Purchase Agreement with Romulus Films, Ltd (“Romulus”) pursuant to which Romulus agreed to purchase 2,136,000 Series B Shares and warrants to purchase 350,000 additional Series B Shares for $5,000,000 in cash upon the consummation of the Asset Contribution.  On October 1, 2013, the shares and warrants were issued in exchange for $5,000,000 in cash.

3. Summary of Significant Accounting Policies

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

Cash and cash equivalents – Asterias considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Available-for-sale securities, at fair value – Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income.  Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income.

Equipment and furniture – Equipment and furniture are stated at cost and are being depreciated using the straight-line method over a period of 36 to 120 months.

Intangible assets – Intangible assets with finite useful lives are amortized over their estimated useful lives, and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment.  Acquired in-process research and development intangible assets are accounted depending on whether they were acquired as part of an acquisition of a business, or as assets that do not constitute a business.  When acquired in conjunction with acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset.  If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.  However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as part of the acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to IPR&D are expensed upon acquisition.

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

Warrants to purchase common stock – Asterias generally accounts for warrants issued in connection with equity financings as a component of equity.  None of the warrants issued by Asterias as of December 31, 2013 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that Asterias may need to settle the warrants in cash.  If Asterias were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, Asterias would record the fair value of the warrants as a liability at each balance sheet date and would record changes in fair value in other income and expense in the statements of operations.

Research and development – Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, consulting fees, research and laboratory fees, and fees paid to acquire patents or licenses.

Income taxes – Prior to the year ended December 31, 2013, Asterias’ operations were included in BioTime’s consolidated U.S. federal and certain state income tax returns.  The provision for income taxes has been determined as if Asterias had filed separate tax returns for the periods presented.  Accordingly, the effective tax rate of Asterias in future years could vary from its historical effective tax rates depending on the future legal structure of Asterias and related tax elections.  The historical deferred tax assets, including the operating losses and credit carryforwards generated by Asterias, will remain with BioTime.  Asterias accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, Asterias is subject to income tax exemptions by major taxing authorities for all years since inception. Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties as of December 31, 2013 and 2012.  Management is currently unaware of any tax issues under review.

Stock-based compensation – Asterias adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values.  Consistent with those guidelines, Asterias utilizes the Black-Scholes Merton option pricing model.  Asterias' determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by Asterias' stock price as well as by assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, Asterias' expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant.

Fair value of financial instruments – ASC 820, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  ASC 820 establishes a three tier value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period until they mature or are required to be settled, except for the investment in BioTime shares, and BioTime Warrants and related obligation to distribute the BioTime Warrants, which are carried at fair value based on Level 1 inputs.

Comprehensive income/loss – ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported.

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

The computations of basic and diluted net loss per share are as follows:

	Year ended	Period from Inception (September 24, 2012) to
	December 31, 2013	December 31, 2012	December 31, 2013
Net loss	$(22,379,744)	$(758,893)	$(23,138,637)
Weighted average common shares of common stock – basic and diluted	7,726,042	51,647	6,101,656
Net loss per share – basic and diluted	$(2.90)	$(14.69)	$(3.79)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year ended	Period from Inception (September 24, 2012) to
	December 31, 2013	December 31, 2012	December 31, 2013
Stock options under Equity Incentive Plan	494,479	-	494,479

Effect of recently issued and recently adopted accounting pronouncements – There are no recently issued accounting standards which are not yet effective which Asterias believes would materially impact the financial statements.

4. Balance Sheet Components

Equipment and Furniture, Net

At December 31, 2013 and 2012, equipment and furniture were comprised of the following:

	December 31,	December 31,
	2013	2012

Equipment and furniture	$1,681,113	$-
Accumulated depreciation	(220,595)	-
Equipment and furniture, net	$1,460,518	$-

Depreciation expense amounted to $220,595 and $0 for the year ended December 31, 2013 and the period from inception (September 24, 2012) to December 31, 2012, respectively.

5. Investment in BioTime and in BioTime Subsidiaries

Investment in BioTime

Asterias currently holds 8,902,077 BioTime common shares which it received in the Asset Contribution, included at fair value in current assets in its balance sheet as the shares are available for use and could be sold at fair value for liquidity purposes at any time.  The investment is classified as “available for sale.”  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income/loss.

The BioTime common shares were valued at $34,985,163 on October 1, 2013, based upon the per share closing price of BioTime common shares as reported on the NYSE MKT.  For the period from October 1, 2013 to December 31, 2013, Asterias recorded an unrealized net loss of $2,934,686, which is attributed to $2,937,686 unrealized loss for the BioTime common shares offset by $3,000 unrealized gain for certain Geron common shares held, included in other comprehensive loss.

Asterias reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, the length of time and extent to which the fair value has been less than its cost basis.  Based on consideration of these factors, as of December 31, 2013, no other-than-temporary impairment was recognized.

Investments in Affiliates

Asterias’ investments in the OrthoCyte and Cell Cure Neurosciences stock received from BioTime were recorded at BioTime’s historical costs but not below zero.  The investment is carried using the cost method of accounting.

6. Investment in BioTime Warrants and Related Obligation to Distribute BioTime Warrants

As part of the consideration for the issuance of Series B Shares to BioTime in the Asset Contribution, Asterias received the BioTime Warrant.  As part of the agreement, Asterias is obligated to distribute the BioTime Warrants to holders of its Series A shares as promptly as practicable after notice from Geron that the Series A Distribution has been completed.  This obligation can only be settled by distribution of the BioTime Warrants received in the Asset Contribution and is not subject to change with changes in the value of the underlying BioTime common shares, or due to any other factors. Accordingly, Asterias will not retain the economic value of the BioTime Warrants.

The BioTime Warrants and the corresponding obligation to distribute them is recorded at fair value as of the date of the Asset Contribution, October 1, 2013, as part of accounting for the acquisition of assets from BioTime and Geron.  The fair value of the BioTime Warrants and the fair value of the corresponding distribution obligation were determined by applying a Black Scholes Merton option pricing model using assumptions deemed appropriate as of the applicable date, and those fair values are expected to be equal at any applicable date.  Subsequent to acquisition of the BioTime Warrants, both the BioTime Warrants and the corresponding obligation to distribute them will be remeasured at fair value at each balance sheet date.  Because the fair value of the BioTime Warrants is expected to always be equal to the fair value of the obligation to distribute those warrants at any date on which those values are determined, remeasurement of those values will not result in a charge or credit on the statement of operations.

The estimated fair value of the BioTime Warrants and the corresponding obligation to distribute them as of October 1, 2013 was $18,276,406 based on a $5.00 exercise price, a $3.93 closing price on October 1, 2013, a 5 year term, 77.63% volatility, and a 1.42% discounted rate.  The estimated fair value of the BioTime Warrants and the corresponding obligation to distribute them as of December 31, 2013 was $15,568,307, based on a $5.00 exercise price, a $3.60 closing price on December 31, 2013, a 4.75 year term, 75.86% volatility, and a 1.75% discount rate.  Because any increase or decrease in value of the BioTime Warrants accrues to the benefit of the holders of Series A Shares, and not to Asterias, the financial statements do not include and gain or loss related to any increases or decreases in value subsequent to October 1, 2013.

7. Intangible assets

As of December 31, 2013, Asterias had capitalized intangible assets acquired from Geron, primarily related to patents and other intellectual property rights related to hES cells.  These assets are being amortized over the estimated economic lives of the patents on a straight-line basis, which approximates the pattern of consumption over their estimated useful lives.  The Company is currently estimating a useful life of 10 years.

Intangible assets net of accumulated amortization at December 31, 2013 and December 31, 2012 is shown in the following table:

	December 31, 2013	December 31, 2012
Intangible assets	$29,017,009	$-
Accumulated amortization	(725,425)	-
Intangible assets, net	$28,291,584	$-

Asterias amortizes its intangible assets over an estimated period of 10 years on a straight line basis.  Asterias recognized $725,425 in amortization expense of intangible assets during the year ended December 31, 2013.

Amortization of intangible assets for periods subsequent to December 31, 2013 is as follows:

Year Ended	Amortization
December 31,	Expense
2014	2,901,701
2015	2,901,701
2016	2,901,701
2017	2,901,701
Thereafter	16,684,780
Total	$28,291,584

8. Common Stock and Warrants on Common Stock

Ownership of Asterias following the Asset Contribution

At December 31, 2013, BioTime held approximately 71.6% of the outstanding Asterias common stock as a whole, Geron held 100% of the outstanding Series A Shares and approximately 21.4% of the outstanding Asterias common stock as a whole, and Romulus held approximately 7% of the outstanding Asterias common stock as a whole.  The warrants that BioTime and Romulus received enable BioTime and Romulus to increase their collective ownership of Asterias by approximately 2.2%, which would reduce Geron’s ownership to approximately 19.2%.

The Series A Shares and Series B Shares are identical in substantially all respects and will vote together as a single class, without distinction as to series on all matters except as may otherwise be required by Delaware law.  The two significant differences between the Series A Shares and Series B shares are:

•	Asterias may declare and pay dividends or other distributions on Series A Shares without paying a corresponding dividend or distribution on the Series B Shares. This difference in dividend and distribution rights will allow Asterias to distribute the BioTime Warrants to the holders of the Series A Shares in the Series A Distribution. Asterias plans to effect the distribution of the BioTime Warrants to holders of the Series A Shares as promptly as practicable after Geron notifies Asterias of the completion of the Series A Distribution.

•	The Series B Shares may be converted into Series A Shares, at Asterias’ election, at any time by resolution of the Board of Directors after Asterias distributes the BioTime Warrants to the holders of the Series A Shares. Each Series B Share will be convertible into one Series A Share, provided, that in the event of any stock split, reverse stock split, stock dividend, reverse stock dividend, or similar transaction with respect to either the Series A Shares or Series B Shares, Asterias will undertake a corresponding stock split, reverse stock split, stock dividend, reverse stock dividend, or similar transaction with respect the other series of common stock as well so that the ratio of outstanding shares of the two series will remain the same.

The Series A Distribution

In the Asset Contribution Agreement, Geron agreed to conduct the Series A Distribution through which Geron will distribute to its stockholders, on a pro rata basis, the Series A Shares it receives in the Asset Contribution.  Geron is required to make the Series A Distribution as soon as practicable following the closing of the Asset Contribution, subject to applicable legal requirements and certain other limitations.

The BioTime Warrants Distribution

Following the Series A Distribution, Asterias will distribute to the holders of the Series A Shares, on a pro rata basis, the 8,000,000 BioTime Warrants that Asterias received in the Asset Contribution.  Asterias refers to this distribution of the BioTime Warrants as the “BioTime Warrants Distribution.”  As a result of the BioTime Warrants Distribution, Asterias will not derive any future economic value from the BioTime Warrants and instead the value of the BioTime Warrants will benefit the holders of Series A Shares who receive the BioTime Warrants.  See Note 6.

Accounting for Asterias Warrants

The value received by Asterias for the issuance of the warrants on the Series A Shares and Series B Shares was accounted for as a component of the equity because the warrants did not include any conditional obligations to issue a variable number of shares, nor was there a deemed possibility that Asterias may need to settle the warrants in cash.

9. Equity Incentive Plan

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

Options Granted

As of December 31, 2013, Asterias had granted to certain officers, employees, and directors, options to purchase a total of 2,915,000 Series B Shares at exercise price of $2.34 per share and 50,000 Series B Shares for which an exercise price had not been determined as of December 31, 2013.

A summary of Asterias' stock option activity and related information follows:

	Options Available for Grant	Weighted- average price per share	Weighted- average remaining contractual term (years)
Outstanding at December 31, 2012	-	$-
Granted	2,915,000	2.34
Exercised	-	-
Forfeited	(125,000)	2.34
Outstanding at December 31, 2013	2,790,000	$2.34	6.17
Exercisable at December 31, 2013	487,813	$2.34	5.78

The table above does not include the 50,000 options granted during 2013 for which the exercise prices had not been determined as of December 31, 2013, nor 6,666 of those options that vested as of December 31, 2013.

Stock-Based Compensation Expense

The fair value of each stock option is estimated on the grant date using the Black-Scholes-Merton option-pricing model using the following assumptions:

Year Ended December 31, 2013
Risk-free interest rate	0.42 – 1.23%
Dividend yield	–
Volatility	69.38 – 84.05%
Expected term (years)	2.72 – 4.18

The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life.  A dividend yield of zero is applied since Asterias has not historically paid dividends and has no intention to pay dividends in the near future.  The expected volatility is based upon the volatility of a group of publicly traded industry peer companies.  The expected term of options granted is calculated using the simplified method.

The weighted-average fair value of options granted was $1.39 for the year ended December 31, 2013.

Employee stock-based compensation expense recorded is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Cost of net revenues and operating expenses include stock-based compensation as follows:

Year Ended December 31,
2013
Research and development	$194,578
General and administrative	509,156

Total stock-based compensation expense	$703,734

At December 31, 2013, Asterias had $3,237,601 of total unrecognized compensation expense, net of estimated forfeitures, related to the Plan that will be recognized over a weighted-average period of approximately 3.97 years.

10. Commitments and Contingencies

Asterias had commitments under the Asset Contribution Agreement as of December 31, 2013, and an obligation under a sublease of its office and research facility, which Asterias subleases from BioTime.

On December 30, 2013, Asterias entered into a lease for an office and research facility located at 6300 Dumbarton Circle, Fremont, California.  The building on the leased premises contains approximately 44,000 square feet of space.  The lease is for a term of 96 months with an expected commencement date of October 1, 2014.  Base monthly rent will be $99,000 for the first 12 months of the lease term, except that during the first 15 months of the lease term, Asterias will pay base rent on only 22,000 square feet rather than 44,000 square feet, provided that Asterias is not in default in performing its obligations under the lease beyond any notice and cure periods.  Base monthly rent will increase by approximately 3% annually.  In addition to the base rent, Asterias will pay real property taxes and certain costs associated to the operation and maintenance of the leased premises.  During the first 15 months of the lease term, Asterias will pay only 50% of the real estate taxes assessed on the premises provided that Asterias is not in default in performing its obligations under the lease beyond any notice and cure periods.  However, if any improvements or alterations to the premises that Asterias constructs or adds are assessed for real property tax purposes at a valuation higher than the valuation of the improvements on the leased premises on the date Asterias signed the lease, Asterias will pay 100% of the taxes levied on the excess assessed valuation.  In January 2014, Asterias paid the landlord a $300,000 security deposit.

Remaining minimum annual lease payments under the various operating leases for the year ending after December 31, 2013 are as follows:

Year Ending December 31,	Minimum Lease Payments
2014	$678,427
2015	1,578,667
2016	1,234,200
2017	1,271,160
2018	1,308,120
Thereafter	5,262,840
Total	$11,333,414

11. Shared Facilities and Service Agreement

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

BioTime allocated $102,156 and $11,303 of general overhead expenses to Asterias during the year ended December 31, 2013 and the period from inception (September 24, 2012) to December 31, 2012.

12. Income Taxes

In 2012, Asterias’ operations were included in BioTime’s consolidated U.S. federal and state income tax returns.  The provision for income taxes has been determined as if Asterias had filed separate tax returns for the periods presented.  In 2013, Asterias will file a separate U.S. federal and state income tax returns.  Accordingly, the effective tax rate of Asterias in future years could vary from its historical effective tax rates depending on the future legal structure of Asterias and related tax elections.

The primary components of the net deferred tax liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$2,198,747	$-
Research & development and other credits	779,568	301,904
Gross deferred tax assets	2,978,315	301,904
Valuation allowance	-	(301,904)
Net deferred tax assets	2,978,315	-

Deferred tax liabilities:
Patents and licenses	(11,255,864)	-
Total deferred tax liabilities	(11,255,864)	-

Net deferred tax liability	$(8,277,549)	$-

Income taxes differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax losses from operations as a result of the following:

	Year Ended December 31,
	2013	2012

Computed tax benefit at federal statutory rate	(34%)	(34%)
Permanent differences- write off of intangibles	23%	-
Permanent differences- options	1%	40%
State tax benefit, net of effect on federal income taxes	(2%)	(6%)
Change in valuation allowance	(1%)	-
	(13%)	0%

As of December 31, 2013, Asterias has net operating loss carryforwards of approximately $5,520,000 for federal and state tax purposes, which expire through 2033.

A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which aprroximately $2,800,000 was related to federal taxes and $480,000 was related to state taxes. No tax benefit has been recorded through December 31, 2012 because of the net operating losses incurred and a full valuation allowance has been provided.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  Asterias established a valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

Internal Revenue Code Section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation.  California has similar rules.  Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation.  Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

Asterias will file an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.

Asterias may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes.  These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.  Asterias' management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

13. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance.  Asterias’ executive management team represents its chief decision maker.  The executive management team reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance and there are no managers who are held accountable for levels or components below the consolidated unit level.  To date, management has viewed Asterias’ operations as one segment.

14. Selected Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2013
Revenues, net	$—	$—	$—	$—
Operating expenses(1)	826,818	1,319,466	2,672,791	20,842,370
Loss from operations before deferred tax benefits	(827,158)	(1,319,036)	(2,668,528)	(20,845,717)
Basic and diluted net loss per share	(16.00)	(25.51)	(51.62)	(0.68)

Period from Inception to December 31, 2012
Revenues, net	—	—	$—	$—
Operating expenses	—	—	(32,308)	(726,255)
Loss from operations	—	—	(32,308)	(726,255)
Basic and diluted net loss per share	—	—	(0.64)	(14.05)

(1)	Includes IPR&D expenses related to intangible assets acquired by Asterias from Geron under the Asset Contribution on October 1, 2013. IPR&D represents the value of incomplete research and development projects which Asterias intends to continue. See Note 2.

15. Royalty Obligations

Asterias License from WARF

Asterias has entered into a Non-Exclusive License Agreement with WARF under which Asterias was granted a worldwide non-exclusive license under certain WARF patents and WARF-owned embryonic stem cell lines to develop and commercialize therapeutic, diagnostic and research products. The licensed patents include patents covering primate embryonic stem cells as compositions of matter, as well as methods for growth and differentiation of primate embryonic stem cells. The licensed stem cell lines include the H1, H7, H9, H13 and H14 hES cell lines.

In consideration of the rights licensed, Asterias has agreed to pay WARF an upfront license fee, payments upon the attainment of specified clinical development milestones, royalties on sales of commercialized products, and, subject to certain exclusions, a percentage of any payments that Asterias may receive from any sublicenses that it may grant to use the licensed patents or stem cell lines.

The license agreement will terminate with respect to licensed patents upon the expiration of the last licensed patent to expire. Asterias may terminate the license agreement at any time by giving WARF prior written notice. WARF may terminate the license agreement if payments of earned royalties, once begun, cease for a specified period of time or if Asterias and any third parties collaborating or cooperating with Asterias in the development of products using the licensed patents or stem cell lines fail to spend a specified minimum amount on research and development of products relating to the licensed patents or stem cell lines for a specified period of time. WARF also has the right to terminate the license agreement if Asterias breaches the license agreement or becomes bankrupt or insolvent or if any of the licensed patents or stem cell lines are offered to creditors

Asterias License from the University of California

Geron assigned to Asterias its Exclusive License Agreement with The Regents of the University of California for patents covering a method for directing the differentiation of multipotential hES cells to glial-restricted progenitor cells that generate pure populations of oligodendrocytes for remyelination and treatment of spinal cord injury. Pursuant to this agreement, Asterias has an exclusive worldwide license under such patents, including the right to grant sublicenses, to create products for biological research, drug screening, and human therapy using the licensed patents. Under the license agreement, Asterias will be obligated to pay the university a royalty of 1% from sales of products that are covered by the licensed patent rights, and a minimum annual royalty of $5,000 starting in the year in which the first sale of a product covered by any licensed patent rights occurs, and continuing for the life of the applicable patent right under the agreement. The royalty payments due are subject to reduction, but not by more than 50%, to the extent of any payments that Asterias may be obligated to pay to a third party for the use of patents or other intellectual property licensed from the third party in order to make, have made, use, sell, or import products or otherwise exercise its rights under the Exclusive License Agreement. Asterias will be obligated to pay the university 7.5% of any proceeds, excluding debt financing and equity investments, and certain reimbursements, that its receives from sublicensees, other than Asterias’ affiliates and joint ventures relating to the development, manufacture, purchase, and sale of products, processes, and services covered by the licensed patent. The license agreement will terminate on the expiration of the last-to-expire of the university's issued licensed patents. If no further patents covered by the license agreement are issued, the license agreement would terminate in 2024. The university may terminate the agreement in the event of Asterias’ breach of the agreement. Asterias can terminate the agreement upon 60 days' notice.

Asterias Sublicenes from Geron

Asterias has received from Geron an exclusive sublicense under certain patents owned by the University of Colorado’s University License Equity Holdings, Inc. relating to telomerase (the “Telomerase Sublicense”). The Telomerase Sublicense entitles Asterias to use the technology covered by the patents in the development of VAC1 and VAC2 as immunological treatments for cancer. Under the Telomerase Sublicense, Asterias paid Geron a one-time upfront license fee of $65,000, and will pay Geron an annual license maintenance fee of $10,000 due on each anniversary of the effective date of the Telomerase Sublicense, and a 1% royalty on sales of any products that Asterias may develop and commercialize that are covered by the sublicensed patents. The Telomerase Sublicense will expire concurrently with the expiration of Geron’s license. That license will terminate during April 2017 when the licensed patents expire. The Telomerase Sublicense may also be terminated by Asterias by giving Geron 90 days written notice, by Asterias or by Geron if the other party breaches its obligations under the sublicense agreement and fails to cure their breach within the prescribed time period, or by Asterias or by Geron upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party.

16. Subsequent Events

These financial statements were approved by the management and Board of Directors of Asterias, and were issued on March 17, 2014.  Subsequent events have been evaluated through that date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, including our principal executive officer, our principal operations officer, and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Annual Report on Form 10-K.  Following this review and evaluation , management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer, our principal operations officer, and our principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by COSO.  Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting for the year ended December 31, 2013.  The attestation is included in the accounting firm's report on our audited financial statements.

Item 9B.	Other Information

None

PART III

Item 10.	Directors , Executive Officers, and Corporate Governance

Directors

The names and ages of our directors are:

Franklin Berger, CFA, 64, joined our Board of Directors during June 2013.  Mr. Berger is also a director of BioTime. Mr. Berger is a consultant to biotechnology industry participants, including major biopharmaceutical firms, mid-capitalization biotechnology companies, specialist asset managers and venture capital companies, providing business development, strategic advisory, financing, partnering, and royalty acquisition advice.  Mr. Berger is also a biotechnology industry analyst with over 25 years of experience in capital markets and financial analysis.  Mr. Berger worked at Sectoral Asset Management as a founder of the small-cap focused NEMO Fund from 2007 through June 2008. Previously, he served as Managing Director, Equity Research and Senior Biotechnology Analyst at J.P. Morgan Securities from May 1998 to March 2003.  In this position, he initiated team coverage of 26 biotechnology companies and was responsible for technical, scientific and clinical due diligence as well as company selection.  Mr. Berger served in similar capacities at Salomon Smith Barney from August 1997 to May 1998 and at Josephthal & Co. from November 1991 to August 1997.  Mr. Berger serves as a director of Seattle Genetics, Inc., BELLUS Health, Inc. and Five Prime Therapeutics Inc.  In addition, Mr. Berger previously served as a director of VaxGen, Inc., Aurinia Pharmaceuticals, Inc., Thallion Pharmaceuticals, Inc., and Emisphere Technologies, Inc., all of which were publicly-traded companies during Mr. Berger’s service as a director.  He received his M.B.A. from Harvard Business School; and his M.A. in International Economics and B.A. in International Relations from Johns Hopkins University.

Mr. Berger’s financial background and experience as a business and financial consultant to pharmaceutical and biotechnology firms, and as an equity analyst in the biotechnology industry, combined with his experience serving on the boards of directors of multiple public companies is important to our strategic planning and financing activities.

Alfred D. Kingsley, 71, joined our Board of Directors and became Chairman of the Board during September 2012. Mr. Kingsley is Chairman of the Board of BioTime.  Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993.  Greenbelt Corp. served as BioTime’s financial advisor from 1998 until June 30, 2009.  Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years.  Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School.

Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations in order to add value for shareholders.  Mr. Kingsley has been instrumental in structuring our initial equity financings, and in negotiating the Asset Contribution Agreement with Geron.  Mr. Kingsley, along with entities that he controls, is currently BioTime’s largest shareholder.

Henry L. Nordhoff, 72, joined our Board of Directors during October 2013.  Mr. Nordhoff also serves as a director of BioTime.  Mr. Nordhoff retired as Chairman of the Board of Gen-Probe Incorporated, a clinical diagnostic and blood screening company, at the end of 2011, after serving as its Chairman since September 2002.  Mr. Nordhoff also served as Chief Executive Officer and President of Gen-Probe from July 1994 until May 2009.  Prior to joining Gen-Probe, he was President and Chief Executive Officer of TargeTech, Inc., a gene therapy company that was merged into Immune Response Corporation.  Mr. Nordhoff earlier served in senior positions at Pfizer, Inc. in Brussels, Seoul, Tokyo and New York.  Mr. Nordhoff is a director of MannKind Corporation, a biopharmaceutical company, and served as a director of Gen-Probe until 2011.  He received a B.A. in international relations and political economy from Johns Hopkins University and an M.B.A. from Columbia University.

The Board believes that Mr. Nordhoff’s experience as a director and executive officer of pharmaceutical and biotech companies provides our Board with valuable operational expertise and leadership skills.

Thomas B. Okarma, Ph.D., M.D., 68, has served as our Chief Executive Officer and as a director since our formation in September 2012.  Dr. Okarma served as President and Chief Executive Officer of Geron Corporation, and as a member of Geron’s Board of Directors, from July 1999 until February 2011.  Dr. Okarma also served as Vice President of Research and Development and as Vice President of Cell Therapies of Geron before becoming its Chief Executive Officer.  Dr. Okarma currently serves on the industrial advisory board of directors of CIRM and was a member of the Board of Directors of the Biotechnology Industry Organization (BIO) for 10 years.  He was Chairman of the Board of Overseers of Dartmouth Medical School from 2001 to 2006. In 1985, Dr. Okarma founded Applied Immune Sciences, Inc., a biotechnology company using living cell infusions to achieve therapeutic effect in disease treatment, and served initially as Vice President of Research and Development and then as Chairman, Chief Executive Officer and a director of that company until 1995 when it was acquired by Rhone-Poulenc Rorer, a global pharmaceutical company with core competencies in life sciences, applied chemistry, specialty chemicals and chemical intermediaries.  Dr. Okarma was a Senior Vice President at Rhone-Poulenc Rorer from the time of the acquisition of Applied Immune Sciences until December 1996.  From 1980 to 1992, Dr. Okarma was a member of the faculty of the Department of Medicine at Stanford University School of Medicine.  Dr. Okarma holds a A.B. from Dartmouth College, a M.D. and Ph.D. from Stanford University and is a graduate of the Executive Education program of the Stanford Graduate School of Business.

Dr. Okarma is an internationally renowned pioneer and expert in stem cell research.  Dr. Okarma’s years of experience in senior management of biotechnology companies, including as CEO of Geron, and his understanding of the technologies that we have acquired from Geron through the Asset Contribution, make Dr. Okarma uniquely qualified to serve as our Chief Executive Officer and as a member of our Board of Directors.

Andrew C. von Eschenbach, M.D., 72, joined our Board of Directors during March 2013.  Dr. von Eschenbach also serves as a director of BioTime.  Dr. von Eschenbach is the President of Samaritan Health Initiatives, Inc., a health care policy consultancy, and is an Adjunct Professor at University of Texas MD Anderson Cancer Center.  From September of 2005 to January 2009, Dr. von Eschenbach served as Commissioner of the Food and Drug Administration.  He was appointed Commissioner of the FDA after serving for four years as Director of the National Cancer Institute at the National Institutes of Health. Dr. von Eschenbach earned a B.S. from St. Joseph’s University and a medical degree from Georgetown University School of Medicine in Washington, D.C.  Dr. von Eschenbach previously served on the Board of Directors of Elan Corporation, plc.

Dr. von Eschenbach is an internationally renowned cancer specialist and author of more than 300 scientific articles and studies, and also was a founding member of the National Dialogue on Cancer.  Under his leadership, the FDA experienced dramatic increases in resources enabling implementation of many new programs designed to strengthen the FDA in its mission to protect and promote public health.  Dr. von Eschenbach previously served for over three decades as a physician, surgeon, oncologist, and executive in the healthcare industry.  His roles have included serving as Chairman of the Department of Urologic Oncology and Executive Vice President and Chief Academic at the University of Texas MD Anderson Cancer Center in Houston.  He also serves on the Chugai Pharmaceutical International Advisory Council; the GE Healthymagination Advisory Board; and the Scientific Advisory Board of Arrowhead Research Corporation.  He is also Senior Fellow at the Milken Institute, Director of the FDA Project at the Manhattan Institute; and serves on the Expert Oncology Panel at GSK Oncology.

Michael D. West, Ph.D., 60, Vice President of Technology Integration, has served as a Vice President and as a director since September 2012.  Dr. West has been Chief Executive Officer of BioTime since October 2007, and has served on BioTime’s Board of Directors since 2002. Prior to becoming BioTime’s Chief Executive Officer, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Advanced Cell Technology, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine.  Dr. West also founded Geron Corporation, and from 1990 to 1998 he was a director and Vice-President of Geron, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells.  From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart, that led to the first isolation of hES and human embryonic germ cells.  Dr. West received a B.S. Degree from Rensselaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

Dr. West is an internationally renowned pioneer and expert in stem cell research, and has extensive academic and business experience in age-related degenerative diseases, telomerase molecular biology, and hES cell research and development.  Dr. West brings to our Board the proven ability to conceive of and manage innovative research and development programs that have made scientifically significant discoveries in the field of hES cells, and the ability to build companies focused on the great potential of regenerative medicine.

Director Independence

We have elected to apply the standards of the NYSE MKT for determining the '' independence'' of our directors.  Our Board of Directors has determined that Franklin Berger, Henry Nordhoff, and Andrew von Eschenbach each qualify as “independent” in accordance with Section 803(A) of the NYSE MKT Company Guide.  During the review, our Board of Directors considered relationships and transactions during 2012 and during the past three fiscal years between each director or any member of his immediate family, on the one hand, and our company and our affiliates, on the other hand.  The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.  The only compensation or remuneration that we provide to Mr. Berger, Mr. Nordhoff, and Dr. von Eschenbach during their tenure as directors is compensation as a non-employee director.  Neither Mr. Berger, nor Mr. Nordhoff, nor Dr. von Eschenbach nor any members of their respective families have participated in any transaction with us that would disqualify either of them as an “independent” director under the standard described above.

Thomas Okarma and Michael D. West do not qualify as “independent” because they are our executive officers or employees.  Alfred D. Kingsley does not qualify as “independent” because he is an executive officer of certain BioTime subsidiaries.

Controlled Company

After the completion of the Series A Distribution, BioTime will continue to beneficially own more than 50% of our common stock and voting power.  Although we currently plan to maintain an Audit Committee and a Compensation Committee composed of directors who meet the independence standards of the NYSE MKT, we will not be required to do so.

Committees

Audit Committee

The Board of Directors has an Audit Committee that was formed during June 2013.  The members of the Audit Committee are Henry Nordhoff, and Franklin Berger, each of whom qualifies as being “independent” under Section 8.03(A) and 8.03(B) of the NYSE MKT Company Guide and under Rule 10A-3 of the Exchange Act.  Mr. Nordhoff is the Chairman of the Audit Committee.  The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants.  The Audit Committee also will review our accounting and financial reporting procedures and controls, and all transactions between us and our executive officers, directors, and shareholders who beneficially own 5% or more of any class of our voting securities.

Compensation Committee

The Board of Directors has a Compensation Committee that was formed during June 2013.  The members of the Compensation Committee are Franklin Berger and Andrew C. von Eschenbach, both of whom qualify as “independent” in accordance with Section 803(A) and Section 805(c) of the NYSE MKT Company Guide.  The Compensation Committee will determine or recommend to the Board of Directors the terms and amount of executive compensation and grants of options and other awards to key employees, consultants, and independent contractors under our Equity Incentive Plan.  Executive officers who also serve on the Board of Directors do not vote on matters pertaining to their own personal compensation.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, and a Code of Ethics for Designated Senior Financial Managers that applies to our chairman, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and such other our personnel as may be designated by the Chairman of our Audit Committee.  Our Code of Business Conduct and Ethics and our Code of Ethics for Designated Senior Financial Managers will be available on our website.  We intend to disclose any amendments to the Codes of Business Conduct and Code of Ethics, or any waivers of its requirements, on our website.

Compensation of Directors

Directors and members of committees of the Board of Directors who are our salaried employees or officers are entitled to receive compensation as employees or officers but are not compensated for serving as directors or attending meetings of the Board or committees of the Board.  All directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board.

For 2013, each director who is not an Asterias officer or employee, other than the Chairman of the Board of Directors, received an annual fee of $15,000 in cash, plus $1,000 for each regular or special meeting of the Board attended, and options to purchase 20,000 Series B Shares under our 2013 Equity Incentive Plan.  For 2013, the Chairman of the Board of Directors received an annual fee of $50,000 in cash, plus $1,000 for each regular or special meeting of the Board attended, and options to purchase 75,000 Series B Shares under our 2013 Equity Incentive Plan.

The annual fee of cash will be paid, and the stock options granted will vest and become exercisable, in four equal quarterly installments, provided that the director remains a director on the last day of the applicable quarter.  The options will expire if not exercised five years from the date of grant.

Directors who serve on the Audit Committee and the Compensation Committee shall receive, in addition to other fees payable to them as directors, the following annual fees:

•	Audit Committee Chairman: $10,000

•	Audit Committee Member other than Chairman: $7,000

•	Compensation Committee Chairman: $7,500

•	Compensation Committee Member other than Chairman: $5,000

Because we are a subsidiary of BioTime, directors are also eligible to receive stock options or to purchase restricted stock under the BioTime’s 2012 Equity Incentive Plan.  An award to any of our directors under BioTime’s 2012 Equity Incentive Plan may be made only if approved by the BioTime Board of Directors or by its compensation committee.

We did not pay any compensation during the fiscal year ended December 31, 2012 to any of our directors for serving on our Board of Directors.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the current members of the Board who served as directors during the year ended December 31, 2013 and who were not our employees on the date the compensation was earned.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Alfred D. Kingsley	$42,500	$83,624	$126,124
Andrew C. von Eschenbach	$24,000	$22,300	$46,300
Franklin Berger	$24,750	$21,693	$46,443
Henry L. Nordhoff	$8,250	$22,058	$30,308

(1)	During 2013, our directors who are not salaried employees of Asterias each received an award of stock options entitling them to purchase 20,000 Series B Shares as partial compensation for serving on the Board of Directors for a period of one year, except that Mr. Kingsley received 75,000 stock options as partial compensation for serving in his capacity as Chairman of the Board. The options will vest and become exercisable in equal quarterly installments over a one-year period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718. We used the Black-Sholes-Merton Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term of seven years, volatility ranging from 69.99% to 72.15%, and bond equivalent yield discount rates ranging from 0.42% to 0.73% depending on the date of grant.

Executive Officers

Thomas B. Okarma, Ph.D., M.D., serves as our Chief Executive Officer and as a director, and Michael D. West serves as our Vice President of Technology Integration, and biographies for each are included above under “Directors.”  Our other executive officers are Robert W. Peabody, Chief Financial Officer, Jane S. Lebkowski, Ph.D., President of Research and Development, and Katharine Spink, Ph.D., Vice President and Chief Operating Officer.

Robert W. Peabody, 59, became our Chief Financial Officer during June 2013.  Mr. Peabody has been the Senior Vice President and Chief Operating Officer of BioTime since 2007, and has served as BioTime’s Chief Financial Officer since May 2013.  Mr. Peabody also served on an interim basis as BioTime’s Chief Financial Officer from September 2010 until October 2011.  Prior to joining BioTime in October 2007, Mr. Peabody served as a Vice-President of Advanced Cell Technology, Inc., and also served on their board of directors from 1998 to 2006. Prior to joining ACT, Mr. Peabody spent 14 years as a Regional Controller for Ecolab, Inc., a Fortune 500 specialty chemical manufacturer and service company.  He has also been an audit manager for Ernst and Young where he was a Certified Public Accountant on the audit staff serving the firm's clients whose shares are publicly traded.  Mr. Peabody received a Bachelor Degree in Business Administration from the University of Michigan.

Jane S. Lebkowski, Ph.D., 57, became our President of Research and Development during March 2013 after a thirteen year career at Geron where she served as Senior Vice President, Cell Therapies from 2004 to 2011, and also as Chief Scientific Officer from 2009 to 2011.  From August 1999 until January 2004, Dr. Lebkowski served as Vice President of Cell Therapies, and from April 1998 until August 1999, she served as Senior Director, Cell and Gene Therapies at Geron.  Dr. Lebkowski managed research and development of Geron’s immunotherapy products for cancer treatment and its hES based products for regenerative medicine.  Prior to joining Geron, she spent more than ten years at Applied Immune Sciences and then at Rhone Poulenc Rorer, which acquired Applied Immune Sciences in 1995, advancing from research scientist to Vice President of Research and Development.  Dr. Lebkowski has co-authored numerous scientific publications.  Dr. Lebkowski holds a B.S. in Chemistry and Biology from Syracuse University, and a Ph.D. from Princeton University.

Katharine Spink, Ph.D., 38, became our Vice President and Chief Operating Officer during March 2013, after an eight year career at Geron where she served as Senior Vice President of Alliance Management and Cell Therapy Product Development, and of Operations, Cell Therapies during 2011; Vice President of Operations, Regenerative Medicine Programs from 2009 to 2011; and Senior Director of Program Operations, Regenerative Medicine from 2008 to 2009.  From January 2007 until January 2008, Dr. Spink served as Program Director for Cardiovascular Disease, and was Assistant Director, and then Associate Director of Corporate Development during 2003 to 2006.  Dr. Spink holds a B.A. in Biochemistry from Rice University, and a Ph.D. in Cancer Biology from Stanford University School of Medicine.

Other Key Employees

Kirk Trisler, Ph.D., 54, became our Vice President of Product Development during March 2013 after serving as Senior Director of Manufacturing Sciences at Geron from 2009 to 2012.  Before joining Geron, Dr. Trisler was Director of Contract Manufacturing at Genitope Corporation, a developer and manufacturer of cancer vaccines and antibodies, from 2005 to 2008.  Dr. Trisler was a co-founder of Integri-Gen, Inc., a developer of technology and purification methods for drug candidates, and served as its Director of Drug Development from 2004 to 2005.  Dr. Trisler has also served as Senior Development Scientist at Coulter Pharmaceutical, Inc. and Corixa Corporation, and participated in clinical trials of antibody drugs as Director of Radioimmunotherapy at Stanford University Hospital.  Dr. Trisler holds a B.S. in Chemistry and a Ph.D. from the University of South Florida.

Edward D. Wirth, III, M.D., Ph.D., 48, became our Chief Translational Officer during March 2013 after serving as Chief Science Officer at InVivo Therapeutics Corporation from 2011 to 2012.  From 2004 to 2011, Dr. Wirth served as Medical Director for Regenerative Medicine at Geron Corporation, where he led the world’s first clinical trial of a hES cell-derived product, GRNOPC1 in patients with subacute spinal cord injuries.  Dr. Wirth held academic appointments at Rush-Presbyterian St. Luke’s Medical Center and at the University of Chicago from 2002 to 2004, and was a member of the faculty of the University of Florida from 1996 to 2002.  Dr. Wirth received his Ph.D. and M.D. from the University of Florida in 1992 and 1994, respectively.

Item 11.	Director and Executive Compensation

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

We did not have a Compensation Committee until June 2013.  The compensation of our executive officers for the fiscal year ended December 31, 2013 was determined by our Board of Directors prior to the formation of the Compensation Committee.  Dr. Okarma and Dr. West did not vote on matters pertaining to their own personal compensation.  Dr. West is the Chief Executive Officer of our parent company, BioTime.

Compensation Committee Report

The following is the report of the Compensation Committee for the year ended December 31, 2013.

The information contained in this report shall not be deemed “soliciting material” or otherwise considered “ filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act, or the Exchange Act, except to the extent that Asterias specifically incorporates such information by reference in such filing.

We have reviewed and discussed the Compensation Discussion and Analysis in Asterias’ Annual Report on Form 10-K with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

The Compensation Committee:
Franklin Berger (Chairman) and Andrew C. von Eschenbach

Compensation Discussion and Analysis

Because we are a recently formed company in the start-up stage we are only beginning to formulate our executive compensation policies.  During 2012, we had only one executive officer who received a salary or other compensation from us.  Dr. Okarma received a salary of $50,000 per year that was prorated for the portion of the year that he was employed by us.  Dr. Okarma’s salary was considered to be an interim part-time arrangement while we were making arrangements to acquire our first assets and to establish our initial research and development programs.

In 2012, Dr. Okarma also received a grant of stock options to purchase 50,000 BioTime common shares at an exercise price of $3.45 per share under BioTime’s 2012 Equity Incentive Plan.  The options granted to Dr. Okarma vested and thereby became exercisable in four equal quarterly installments, based upon his continued employment by us, and shall expire in seven years from the date of grant.  The grant of the BioTime stock options to Dr. Okarma was approved by BioTime’s Compensation Committee and Board of Directors.

We have entered into a new Employment Agreement with Dr. Okarma, and Employment Agreements with Dr. Lebkowski and Dr. Spink.  Drs. Okarma, Lebkowski and Spink will receive a base salary of $400,000, $275,000, and $225,000, respectively, and in March 2013, each received a grant of options to purchase 1,000,000, 400,000 and 200,000 Series B Shares, respectively.  The options granted to our executive officers have an exercise price of $2.34 per share, which is based on the fair market value of our Series B Common Stock as determined by our Board of Directors, and will vest, and thereby become exercisable, in 48 equal monthly installments based upon the executive’s continued employment or service on our Board of Directors, and will expire if not exercised in seven years from the date of grant.  The vesting of the options granted to Dr. Okarma began on the date of grant, as he was a full-time employee on that date, and the vesting of the options granted to Dr. Lebkowski and Dr. Spink began on the respective dates on which they became full-time employees.

The Employment Agreements of our executive officers contain provisions entitling them to severance benefits in the event that their employment is terminated by us without “cause” or following a “Change of Control” of Asterias.  If we terminate Dr. Okarma’s, Dr. Lebkowski’s, or Dr. Spink’s employment without “cause” as defined in their respective Employment Agreements, the terminated executive will be entitled to severance benefits, consisting of payment of three months base salary if the executive has been employed by us for one year or less, or six months base salary, if the executive has been employed by us for more than one year, and 50% of the executive’s then unvested Asterias stock options will vest.  The cash severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of the executive’s salary while employed by us.  If a termination of the executive’s employment without “cause” occurs within twelve months following a “Change of Control,” the executive will be entitled to twelve months base salary, payable in a lump sum, and 100% of his or her then unvested Asterias options will vest.  In order to receive the severance benefits, the executive must execute a general release of all claims against us and must return all our property in the executive’s possession.

“Change of Control” means (A) the acquisition of our voting securities by a person or an Affiliated Group entitling the holder to elect a majority of our directors; provided, that an increase in the amount of voting securities held by a person or Affiliated Group who on the date of the Employment Agreement beneficially owned (as defined in Section 13(d) of the Exchange Act, and the regulations thereunder) more than 10% of our voting securities shall not constitute a Change of Control; and provided, further, that an acquisition of voting securities by one or more persons acting as an underwriter in connection with a sale or distribution of voting securities shall not constitute a Change of Control, (B) the sale of all or substantially all of our assets; or (C) a merger or consolidation in which we merge or consolidate into another corporation or entity in which our shareholders immediately before the merger or consolidation do not own, in the aggregate, voting securities of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity) entitling them, in the aggregate (and without regard to whether they constitute an Affiliated Group) to elect a majority of the directors or persons holding similar powers of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity).  A Change of Control shall not be deemed to have occurred if all of the persons acquiring our voting securities or assets, or merging or consolidating with us, are one or more of our direct or indirect subsidiaries or parent corporations.  "Affiliated Group" means (A) a person and one or more other persons in control of, controlled by, or under common control with, such person; and (B) two or more persons who, by written agreement among them, act in concert to acquire voting securities entitling them to elect a majority of our directors.  “Person” includes both people and entities.

The Employment Agreements of our executive officers have been approved by our Board of Directors.  Mr. Okarma did not participate in the approval of his Employment Agreement by the Board. Dr. Okarma’s compensation under his Employment Agreement has also been approved by the BioTime Board of Directors and the grant of BioTime options to him was approved by BioTime’s Board of Directors and its Compensation Committee.

Robert W. Peabody became our Chief Financial Officer during June 2013.  During 2013, Mr. Peabody received a base salary of $100,000 and, in June 2013, he was granted options to purchase 125,000 Series B Shares at a price of $2.34 per share.  The options granted to Mr. Peabody will vest, and thereby become exercisable, in 48 equal monthly installments based upon his continued employment, and will expire if not exercised in seven years from the date of grant.

Michael D. West became our Vice President of Technology Integration during March 2013.  Dr. West is the Chief Executive Officer of BioTime and will provide services to us on a part-time basis.  During 2013, Dr. West received a base salary of $50,000 and, in March 2013, he was granted options to purchase 100,000 Series B Shares at a price of $2.34 per share.  The options granted to Dr. West will vest, and thereby become exercisable, in 48 equal monthly installments based upon his continued employment, and will expire if not exercised in seven years from the date of grant.

Elements of Executive Compensation

Our compensation policies will be influenced by the need to attract and retain executives with the scientific and management expertise to conduct our research and product development program in a highly competitive industry dominated by larger, more highly capitalized companies.  The compensation we provide our executive officers generally will have the following primary components, some of which may be provided under BioTime employee benefit plans that permit the participation of employees of BioTime subsidiaries:

•	base salary;

•	annual cash bonuses based on corporate and individual performance;

•	long-term incentives in the form of stock options;

•	health insurance; and

•	401(k) plan participation with employer contributions

In determining compensation for our executive officers, the Compensation Committee will consider a variety of factors, including:

•	our growth and progress in scientific research;

•	extraordinary performance by an individual during the year;

•	retention concerns;

•	the executive’s tenure and experience;

•	the executive’s historical compensation;

•	market data; and

•	fairness

In reviewing each executive’s overall compensation, the Compensation Committee of our Board of Directors will consider an aggregate view of base salary and bonus opportunities, previous stock option grants, and the dollar value of benefits and perquisites.  Executive compensation will also be influenced by the cost of living in the San Francisco Bay Area.  These factors will be balanced against our financial position and capital resources.  The Compensation Committee may consider the implementation of performance based bonus programs under which awards would be based upon the attainment of pre-set quantified bench marks or goals.  In evaluating the compensation of executive officers, the Compensation Committee will consider input from the Chief Executive Officer and such other executive officers who they believe would be most familiar with the performance of particular executives.

Because we are a new company, our compensation policies are still evolving and in the course of our growth we may implement new compensation plans and policies and modify existing ones.  The Compensation Committee may engage the services of an independent executive compensation consulting firm to review our current compensation plans and procedures and to provide additional information about comparative compensation offered by peer companies, market survey information, and information about trends in executive compensation.

Stock Option Awards

Stock options will be an important part of the compensation packages for our employees, directors, and consultants.  We strongly believe that attracting and retaining the services of employees, directors, and consultants depends in great measure upon our ability to provide the kind of incentives that are derived from the ownership of stock and stock options, which are offered by competing pharmaceutical development and bio-technology companies.  This is especially true for us since the base compensation that we may offer may be lower than the compensation packages offered by larger competing companies.  For these reasons, we have adopted an Equity Incentive Plan with the approval of our Board of Directors and shareholders.

Our stock options program is intended to align the long-term interests of executives with the interests of shareholders by offering potential gains if our stock price increases, and to provide incentives for employees to work towards our long-term success by using vesting schedules over several years.  Because of the direct relationship between the value of a stock option and the increased market price of our common stock after the grant date, we feel that stock options will be important to motivate our executive officers and employees to manage our affairs in a manner that is consistent with both the long-term interests of our shareholders and our business objectives.

Our Equity Incentive Plan also permits the sale of restricted stock or the grant of restricted stock units in lieu of granting stock options, and the grant of stock appreciation rights that may be granted alone or in tandem with options.  Although we have not sold restricted stock or granted restricted stock units or stock appreciation rights to executives, we may do so in the future.  The purchase of restricted stock may require the executive to make a current financial commitment to the company, which we believe may strengthen the executive’s ties to the company.  The purchase of restricted stock may also offer long-term tax advantages to the executives.

So long as we are a subsidiary of BioTime, our directors, officers, employees, and consultants will also be eligible to receive stock options from BioTime under the terms of BioTime’s 2012 Equity Incentive Plan.  The BioTime stock options held by our Chief Executive Officer were granted under the terms of the BioTime 2012 Equity Incentive Plan.  BioTime’s Board of Directors, including those directors who are “independent” under the rules of the NYSE MKT, approved the grant of options to Dr. Okarma during 2012 in the amount disclosed under the “Grants of Plan-Based Awards” table shown below.

The following tables show certain information relating to the compensation of our Chief Executive Officer, our President, Research and Development, our Vice President and Chief Operating Officer, our Vice President of Technology Integration, and our Chief Financial Officer who were our only executive officers whose compensation exceeded $100,000 during 2013, who are collectively referred to as the “Named Executive Officers.”

 SUMMARY COMPENSATION TABLE

Name	Principal Position	Year	Salary	Bonus	Option Awards (1)	All other Compensation (8)	Total

Thomas B. Okarma(2)(3)	Chief Executive Officer	2013	$400,000	$-	$1,420,262(2)	$-	$1,820,262
		2012	$13,462	$-	$140,311(3)	$-	$153,773
Jane Lebkowski(4)	President, Research and Development	2013	$177,604	$-	$568,105(4)	$1,146	$746,855
Katharine Spink(5)	Vice President and Chief Operating Officer	2013	$157,500	$-	$284,052(5)	$5,156	$446,708
Michael D. West(6)	Vice President of Technology Integration	2013	$37,500	$-	$142,026(6)	$-	$179,526
Robert W. Peabody(7)	Chief Financial Officer	2013	$62,500	$-	$166,685(7)	$-	$229,185

(1)	Option awards are valued at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718. We used the Black-Sholes-Merton Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term of seven years, volatility ranging from 71.61% to 76.16%, and bond equivalent yield discount rates ranging from 0.66% to 1.105% depending on the date of grant.
(2)	Dr. Okarma was granted options to purchase 1,000,000 Series B Shares under the 2013 Equity Incentive Plan.
(3)	The options were granted by BioTime under its 2012 Equity Incentive Plan.
(4)	Dr. Lebkowski was granted options to purchase 400,000 Series B Shares under the 2013 Equity Incentive Plan.
(5)	Dr. Spink was granted options to purchase 200,000 Series B Shares under the 2013 Equity Incentive Plan.
(6)	Dr. West was granted options to purchase 100,000 Series B Shares under the 2013 Equity Incentive Plan.
(7)	Mr. Peabody was granted options to purchase 125,000 Series B Shares under the 2013 Equity Incentive Plan.
(8)	Other compensation consists entirely of employer contributions to employee accounts under BioTime’s 401(k) plan in which employees of BioTime subsidiaries, including Asterias, are entitled to participate.

Grants of Plan-Based Awards

The following tables show certain information relating to the grant of stock options to our Named Executive officers during the year ended December 31, 2013 under our Equity Incentive Plan.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Thomas B. Okarma	March 10, 2013	1,000,000	$2.34	$1,420,262
Jane Lebkowski	March 10, 2013	400,000	$2.34	$568,105
Katharine E. Spink	March 10, 2013	200,000	$2.34	$284,052
Michael D. West	March 10, 2013	100,000	$2.34	$142,026
Robert W. Peabody	June 24, 2013	125,000	$2.34	$166,685

(1)	Represents Asterias Series B Shares. All of the stock options have a term of seven years.
(2)	Represents the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant, pursuant to ASC Topic 718. We use the Black-Scholes-Merton Pricing Model to compute option fair values.

Stock Options Outstanding at Year End

The following table summarizes certain information concerning Asterias stock options held by our Named Executive Officers as of December 31, 2013, and stock options to purchase BioTime common shares granted to our Chief Executive Officer under BioTime’s 2012 Equity Incentive Plan (as footnoted below).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Plan Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Thomas B. Okarma	BioTime 2012 Equity Incentive Plan	12,500(1)	37,500	$3.45	December 20, 2019
	Asterias 2013 Equity Incentive Plan	187,500(2)	812,500	$2.34	March 9, 2020
Jane Lebkowski	Asterias 2013 Equity Incentive Plan	41,666(2)	358,334	$2.34	March 9, 2020
Katharine E. Spink	Asterias 2013 Equity Incentive Plan	20,833(2)	179,167	$2.34	March 9, 2020
Michael D. West	Asterias 2013 Equity Incentive Plan	18,750(2)	81,250	$2.34	March 9, 2020
Robert W. Peabody	Asterias 2013 Equity Incentive Plan	15,625(2)	109,375	$2.34	June 23, 2020

(1)	These options are exercisable for BioTime common shares and become exercisable in four equal quarterly installments during the term of Dr. Okarma’s employment by Asterias, BioTime or by any BioTime subsidiary.
(2)	These options are exercisable for Asterias Series B Shares and become exercisable in 48 equal monthly installments during the term of employment by Asterias.

Equity Incentive Plan

We have adopted an Equity Incentive Plan (the “Plan”) under which we have reserved 4,500,000 shares of common stock for the grant of stock options or the sale of restricted stock (“Restricted Stock’).  We may also grant stock appreciation rights (“SARs”) and hypothetical units issued with reference to common stock (“Restricted Stock Units”) under the Plan.  Initially, we will issue Series B Shares under the Plan but upon the conversion of all of our outstanding Series B Shares into Series A Shares we will issue Series A Shares under the Plan.  The Plan also permits us to issue such other securities as our Board of Directors or the Compensation Committee administering the Plan may determine.

No options, Restricted Stock, Restricted Stock Units, or SARs (“Awards”) may be granted under the Plan more than ten years after the date upon which the Plan was adopted by the Board of Directors, and no options or SARS granted under the Plan may be exercised after the expiration of ten years from the date of grant.

Awards may be granted under the Plan to our employees, directors, and consultants, and those of any subsidiaries that we may form or acquire.  The Plan will be administered by our Board of Directors or by the Compensation Committee of our Board of Directors, who will make all determinations with regard to the grant and terms of Awards, subject to the terms of the Plan.  Awards may vest and thereby become exercisable, or have restrictions or forfeiture provisions lapse, in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events as determined by the Board or the Committee.  The Board or Committee, in its discretion, may accelerate the vesting of an Award after the date of grant.

No person shall be granted, during any one year period, options to purchase, or SARs with respect to, more than 1,000,000 shares in the aggregate, or any Awards of Restricted Stock or Restricted Stock Units with respect to more than 500,000 shares in the aggregate.  If an Award is to be settled in cash, the number of shares on which the Award is based shall not count toward the individual share limit.

Stock Options

Options granted under the Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or “non-qualified” stock options that do not qualify as incentive stock options.  Incentive stock options may be granted only to our employees and employees of our subsidiaries.  The exercise price of stock options granted under the Plan must be equal to the fair market of our common stock on the date the option is granted.  In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of our stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of our common stock on the grant date, and the term of the option may be no longer than five years.  The aggregate fair market value of our common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $100,000.

The exercise price of an option may be payable in cash or in common stock having a fair market value equal to the exercise price, or in a combination of cash and common stock, or such other legal consideration for the issuance of stock as the Board of Directors or Compensation Committee may approve.

Incentive stock options granted under the Plan are nontransferable except by will or the laws of descent and distribution and may be exercised only during employment or within three months after termination of employment, subject to certain exceptions in the event of the death or disability of the optionee.

Options other than incentive stock options under the Code are also nontransferable except by will or the laws of descent and distribution, except to the extent that the Board or Committee permits the optionee to transfer an option to a family member, a trust for family members, or other persons approved by the Board or Committee in its discretion.

Generally, options will be exercisable only while the optionee remains an employee, director or consultant, or during a specific period thereafter as approved by the Board or Committee, but in the case of the termination of an employee, director, or consultant’s services due to death or disability, the period for exercising a vested option shall be extended to the earlier of 12 months after termination or the expiration date of the option.

The number of shares of common stock covered by the Plan, and the number of shares of common stock and the exercise price per share of each outstanding option, shall be proportionately adjusted for any increase or decrease in the number of issued and outstanding shares of common stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend, or any other increase or decrease in the number of issued and outstanding shares of common stock effected without receipt of consideration by us.

Restricted Stock and Restricted Stock Units

In lieu of granting options, we may enter into purchase agreements with employees under which they may purchase or otherwise acquire Restricted Stock or Restricted Stock Units subject to such vesting, transfer, and repurchase terms and restrictions as the Board or Committee may determine.  We may permit employees or consultants, but not executive officers or directors, who purchase Restricted Stock to pay for their shares by delivering a promissory note or an installment payment agreement that may be secured by a pledge of their shares.  We may also issue Restricted Stock for services actually performed by the recipient prior to the issuance of the Restricted Stock.

The Board or Committee may require that Restricted Stock shall be held by us or in escrow pending the expiration or release of the applicable restrictions.  Unvested Restricted Stock for which we have not received payment may be forfeited to us, or we may have the right to repurchase unvested shares upon the occurrence of specified events, such as termination of employment.

Subject to the restrictions set by the Board or Committee, a recipient of Restricted Stock generally shall have the rights and privileges of a shareholder, including the right to vote the Restricted Stock and the right to receive dividends; provided that, any cash dividends and stock dividends with respect to the Restricted Stock shall be withheld by us for the recipient's account, and interest may be credited on the amount of the cash dividends withheld at a rate and subject to such terms as determined by the Board or Committee.  The cash dividends or stock dividends so withheld and attributable to any particular share of Restricted Stock (and earnings thereon, if applicable) shall be distributed to the recipient in cash or, at the discretion of the Board or Committee, in common stock having a fair market value equal to the amount of such dividends, if applicable, upon the release of restrictions on the Restricted Stock and, if the Restricted Stock is forfeited, the recipient shall have no right to the dividends.

The terms and conditions of a grant of Restricted Stock Units shall be determined by the Board or Committee.  No shares of stock shall be issued at the time a Restricted Stock Unit is granted, and we will not be required to set aside a fund for the payment of any such award.  A recipient of Restricted Stock Units shall have no voting rights with respect to the Restricted Stock Units.  Upon the expiration of the restrictions applicable to a Restricted Stock Unit, we will either issue to the recipient, without charge, one share of common stock per Restricted Stock Unit or cash in an amount equal to the fair market value of one share of common stock.

At the discretion of the Board or Committee, each Restricted Stock Unit (representing one share) may be credited with cash and stock dividends paid in respect of one share of common stock ("Dividend Equivalents").  Dividend Equivalents shall be withheld by us for the recipient's account, and interest may be credited on the amount of cash Dividend Equivalents withheld at a rate and subject to such terms as determined by the Board or Committee.  Dividend Equivalents credited to a recipient's account and attributable to any particular Restricted Stock Unit (and earnings thereon, if applicable) shall be distributed in cash or, at the discretion of the Board or Committee, in shares of stock having a fair market value equal to the amount of the Dividend Equivalents and earnings, if applicable, upon settlement of the Restricted Stock Unit.  If a Restricted Stock Unit is forfeited, the recipient shall have no right to the related Dividend Equivalents.

SARS

An SAR is the right to receive, upon exercise, an amount payable in cash or shares or a combination of shares and cash, as determined by the Board or Committee, equal to the number of shares subject to the SAR that is being exercised multiplied by the excess of (a) the fair market value of a share of common stock on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement.  SARs may be granted either as free standing SARs or in tandem with options, and with such terms and conditions as the Board or Committee may determine.  No SAR may be exercised later than 10 years after the date of grant.

The exercise price of an SAR will be determined by the Board or Committee, but shall not be less than 100% of the fair market value of one share of common stock on date of grant.  An SAR granted in conjunction with an option shall have the same exercise price as the related option, shall be transferable only upon the same terms and conditions as the related option, and shall be exercisable only to the same extent as the related option; provided, however, that the SAR by its terms shall be exercisable only when the fair market value per share exceeds the exercise price per share of the SAR or related option.  Upon any exercise of an SAR granted in tandem with an option, the number of shares for which the related option shall be exercisable shall be reduced by the number of shares for which the SAR has been exercised.  The number of shares for which an SAR issued in tandem with an option shall be exercisable shall be reduced by the number of shares for which the related option has been exercised.

Withholding

To the extent provided by the terms of an Award Agreement or as may be approved by the Board or Committee, an optionee or recipient of a Restricted Stock or Restricted Stock Unit Award or SAR may satisfy any federal, state or local tax withholding obligation relating to the Award by any of the following means (in addition to our right to withhold from any compensation paid to the Award recipient) or by a combination of such means:  (a) tendering a cash payment; (b) authorizing us to withhold shares of common stock from the shares otherwise issuable to the recipient as a result of the exercise or acquisition of shares under the Award, provided, however, that no shares are withheld with a value exceeding the minimum amount of tax required to be withheld by law; or (c) delivering to us previously owned and unencumbered shares of our common stock.

Changes in Shares Under the Plan

In the event of changes in the outstanding common stock or in our capital structure by reason of any stock or extraordinary cash dividend, stock split, reverse stock split, an extraordinary corporate transaction such as any recapitalization, reorganization, merger, consolidation, combination, exchange, or other relevant change in capitalization, the terms of Awards granted under the Plan, and the maximum number of shares subject to all Awards under the Plan or with respect to which any one person may be granted Awards during any one year period, will be equitably adjusted or substituted, as to the number, price or kind of a share or other consideration subject to the Awards to the extent necessary to preserve the economic intent of the Awards.  In making such adjustments, the Board or Committee shall generally ensure that the adjustments will not constitute a modification, extension or renewal of an incentive stock option within the meaning of Section 424(h)(3) of the Code, and in the case of non-qualified options, ensure that any adjustments will not constitute a modification of such non-qualified stock options within the meaning of Section 409A of the Code, and that adjustments or substitutions of Awards intended to qualify as "performance-based compensation" under Section 162(m) of the Code will not cause us to be denied a tax deduction on account of Section 162(m) of the Code.

Options Granted

As of December 31, 2013, we had granted to certain officers, employees, and directors, options to purchase a total of 2,790,000 Series B Shares at an exercise price of $2.34 per share, and our Board of Directors had approved the grant of options to purchase an additional 50,000 Series B Shares at an exercise price that has not yet been determined but will be the fair market value per Series B Share as determined by the Board of Directors under the Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table and accompanying footnotes present information about the beneficial ownership of our common stock, including both Series A Shares and Series B Shares, as of March 4, 2014 by each shareholder known by us to be the beneficial owner of 5% or more of our common stock.  Information concerning certain beneficial owners of more than 5% of the common stock is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

Security Ownership of Certain Beneficial Owners

	Number of Shares	Percent of Total

BioTime, Inc.(1)	24,973,340	73.5%
1301 Harbor Bay Parkway Alameda, CA 94502

Geron Corporation(2)	6,537,779	19.2%
149 Commonwealth Drive Menlo Park, CA 94025

Romulus Films, Ltd(3)	2,486,000	7.3%
Wessex House 1 Chesham Street London SW1X 8ND United Kingdom

(1)	Includes 21,823,340 Series B Shares held by BioTime and 3,150,000 Series B Shares that BioTime may acquire upon the exercise of warrants.

(2)	Geron owns only Series A Shares. These Series A Shares will be distributed by Geron to its stockholders or sold, with the sale proceeds to be distributed to certain Geron stockholders who would otherwise receive Series A Shares, in the Series A Distribution.

(3)	Includes 2,136,000 Series B Shares held by Romulus Films and 350,000 Series B Shares that Romulus Films may acquire upon the exercise of warrants. Romulus Films or certain of its affiliates that own Geron common stock may acquire Series A Shares in the Series A Distribution.

Security Ownership of Management

The following table and accompanying footnotes present information about the beneficial ownership of our common stock, including both Series A Shares and Series B Shares, as of March 4, 2014 by each of our Named Executive Officers, directors, and all our executive officers and directors as a group.

	Number of Shares (1)	Percent of Total

Thomas Okarma(2)	272,533	*

Jane S. Lebkowski(3)	75,000	*

Katharine Spink(4)	41,666	*

Robert W. Peabody(5)	26,041	*

Michael D. West(6)	27,083	*

Alfred D. Kingsley(7)	75,000	*

Andrew von Eschenbach(8)	20,000	*

Franklin Berger(9)	20,000	*

Henry Nordhoff(10)	10,000	*

All executive officers and directors as a group (9 persons)(11)	567,323	1.64%

* Less than 1%

(1)	Does not include any Series A Shares that any directors or executive officers may receive in the Series A Distribution with respect to any shares of Geron common stock they may own.

(2)	Includes 1,700 Series B Shares owned, 229,166 Series B Shares that may be acquired upon the exercise of certain stock options, and 41,667 Series B Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 729,167 Series B Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(3)	Includes 58,333 Series B Shares that may be acquired upon the exercise of stock options, and 16,667 Series B Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 325,000 Series B Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Includes 33,333 Series B Shares that may be acquired upon the exercise of certain stock options, and 8,333 Series B Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 158,334 Series B Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(5)	Includes 20,833 Series B Shares that may be acquired upon the exercise of certain stock options, and 5,208 Series B Shares that may be acquired upon the exercise of certain stock options that will become exercisable within 60 days. Excludes 98,959 Series B Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(6)	Includes 22,916 Series B Shares that may be acquired upon the exercise of certain stock options and 4,167 Series B Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 72,917 Series B Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(7)	Includes 75,000 Series B Shares that may be acquired upon the exercise of certain stock options.

(8)	Includes 20,000 Series B Shares that may be acquired upon the exercise of certain stock options.

(9)	Includes 15,000 Series B Shares that may be acquired upon the exercise of certain stock options and 5,000 Series B Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days.

(10)	Includes 5,000 Series B Shares that may be acquired upon the exercise of certain stock options and 5,000 Series B Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 10,000 Series B Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(11)	Includes 1,700 Series B Shares owned by Dr. Okarma, 479,581 Series B Shares that may be acquired upon the exercise of certain stock options, and 86,042 Series B Shares that may be acquired upon the exercise of certain stock options that will become exercisable within 60 days. Excludes 1,394,377 Series B Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a description of transactions, since our inception in September 2012, to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any related person had a direct or indirect material interest.

Transactions with our Officers, Directors and Five Percent Stockholders

During January 2013, we entered into the Asset Contribution Agreement with BioTime and Geron, one of our five percent stockholders, pursuant to which we issued to Geron 6,537,779 Series A Shares and we issued to BioTime 21,823,340 Series B Shares and warrants to purchase 3,150,000 Series B shares at an exercise price of $5.00 per share, in exchange for certain assets.  The contribution of the assets from Geron and BioTime and the issue of the Series A Shares to Geron and the Series B Shares and warrants to BioTime was consummated on October 1, 2103.  See “Business – Asset Contribution with BioTime and Geron.”

In January 2013, we entered into a sublease with BioTime for our primary office and research facility in Menlo Park, California.  We are subleasing this facility from BioTime at BioTime’s cost, including an obligation to reimburse BioTime for $242,726.40 that BioTime paid to the landlord in BioTime common shares as partial consideration for the lease.  We expect that BioTime will assign the lease to us when permitted to do so under the terms of the lease.

In January 2013, we entered into a Stock and Warrant Purchase Agreement with Romulus Films, Ltd., one of our five percent stockholders, pursuant to which we issued and sold 2,136,000 Series B Shares for $5,000,000, and warrants to purchase 350,000 Series B Shares at an exercise price of $5.00 per share.  The sale of the Series B Shares and Warrants was consummated on October 1, 2013.

Shared Facilities Agreement and Relationship with BioTime

We have entered into a Shared Facilities Agreement with BioTime through which BioTime will continue to provide us with the use of its facilities, equipment and supplies, utilities, and personnel at its cost plus 5%.  The Shared Facilities Agreement is reciprocal in that BioTime or another BioTime subsidiary will pay us on the same cost plus 5% basis to the extent that it uses our facilities, equipment, supplies, utilities, and personnel.

BioTime is not required to hire any additional personnel or to acquire any additional equipment or supplies for our use.  We expect to hire our own personnel and to acquire our own equipment and supplies for our own exclusive use as the need arises.

The initial term of the Shared Facilities Agreement will expire on December 31, 2016, but will be automatically be renewed and the termination date will be extended for an additional year annually after December 31, 2016, unless either party gives the other party written notice stating that the Agreement shall terminate on December 31 of that year.

Either party may terminate the Shared Facilities Agreement immediately upon the occurrence of a default by the other party.  A default will be deemed to have occurred if a party (i) fails to pay any sum due under the Shared Facilities Agreement, or fails to perform any other obligation under the agreement, and the failure continues for a period of 5 days after written notice from the party seeking to terminate the agreement; (ii) becomes the subject of any order for relief in a proceeding under any Debtor Relief Law; (iii) becomes unable to pay, or admits in writing the party’s inability to pay, its debts as they mature; (iv) makes an assignment for the benefit of creditors; (v) applies for or consents to the appointment of any receiver, trustee, custodian, conservator, liquidator, rehabilitation, or similar officer for the party or for all or any part of the party’s property or assets, or any such officer is appointed for such party or any part of its assets without the party’s consent and such appointment is not dismissed or discharged within 60 calendar days; (vi) institutes or consents to any proceeding under any Debtor Relief Law with respect to the party or all or any part of the party’s property or assets, (vii) becomes subject to any proceeding under any Debtor Relief Law without the consent of the party if such case or proceeding continues undismissed or unstayed for 60 calendar days; or (viii) dissolves or liquidates or takes any action to dissolve or liquidate.  As used in the Shared Facilities Agreement, the term Debtor Relief Law means the Bankruptcy Code of the United States of America, as amended, or any other similar debtor relief law affecting the rights of creditors generally.

Under the Shared Facilities Agreement, we have agreed to defend, indemnify, and hold harmless BioTime and BioTime’s shareholders, directors, officers, employees, and agents against and from any and all claims arising from our use of BioTime’s office and laboratory facilities, and from any of our work or other activities there, including all activities, work, and services performed by BioTime employees, contractors, and agents for us.  The scope of our indemnification obligations also includes any and all claims arising from any breach or default on our part in the performance of any of our obligations under the terms of the Shared Facilities Agreement, or arising from any act or omission (including, but not limited to negligent acts or omissions) of us or any of our officers, agents, employees, contractors, guests, or invitees acting in that capacity.  We are also assuming all risk of damage to property or injury to persons in, upon, or about the BioTime’s office and laboratory facilities, from any cause other than BioTime’s willful malfeasance or sole gross negligence.  BioTime will not be liable to us for any loss or damages of any kind caused by, arising from, or in connection with (i) the performance of services by BioTime personnel for us, or the failure of any BioTime employee, contractor, or agent to perform any services for us, or (ii) any delay, error, or omission by any BioTime employee, contractor, or agent in the performance of services for us, except to the extent the loss or damage is the result of fraud, gross negligence or willful misconduct by a BioTime employee, contractor, or agent

On April 1, 2013, we executed a Promissory Note (“Promissory Note”) in the principal amount of $5,000,000, payable to BioTime for funds advanced to us by BioTime.  Interest on the principal balance accrued and was payable at the rate of 0.24% per annum, compounded monthly.  Interest was computed on the basis of a 365-day year and the actual number of days elapsed.  The principal amount of the Promissory Note was canceled on October 1, 2013 in satisfaction of BioTime’s obligation to contribute $5,000,000 to us under the Asset Contribution Agreement.

Approval by the Board of Directors

All of the transactions described above were reviewed directly by the Board, and the Board determined whether to approve or withhold approval of each transaction.  The Board applied such criteria as it determined to be appropriate in connection with its evaluation of each proposed transaction on a transaction by transaction basis, and did not have any written guidelines, other than BioTime’s Code of Ethics, governing the Board’s exercise of its discretion.  The directors considered such factors as they deemed relevant to the particular transaction.

During March 2013, we adopted a Related Person Transaction Policy that will apply to transactions exceeding $120,000 in which any of our officers, directors, beneficial owners of more than 5% of our common shares, or any member of their immediate family, has a direct or indirect material interest, determined in accordance with the policy (a “Related Party Transaction”).  However, the Related Party Transaction will not include transactions between us and BioTime or any subsidiary of BioTime.

A Related Party Transaction must be reported to our outside legal counsel, and will be subject to review and approval by the Audit Committee, prior to effectiveness or consummation, to the extent practical.  In addition, any Related Party Transaction that is ongoing in nature will be reviewed by the Audit Committee annually to ensure that the transaction has been conducted in accordance with any previous approval and that all required disclosures regarding the transaction are made.

As appropriate for the circumstances, the Audit Committee will review and consider:

•	the interest of the officer, director, beneficial owner of more than 5% of any class of our voting securities, or any member of their immediate family (“Related Person”) in the Related Person Transaction;

•	the approximate dollar value of the amount involved in the Related Person Transaction;

•	the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to the transaction to us; and

•	any other information regarding the Related Person Transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee will review all relevant information available to it about a Related Person Transaction.  The Audit Committee may approve or ratify the Related Person Transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not in conflict with, our best interests.  The Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the Related Person in connection with approval of the Related Person Transaction.

If our Board of Directors does not have an Audit Committee, the "Disinterested Directors" will make all determinations under the Related Person Transaction Policy instead of the Audit Committee.  A “Disinterested Director” is defined in our Related Person Transaction Policy as a member of our Board of Directors who (a) does not have a financial interest (directly or through any trust or beneficial ownership of more than 5% of any class of voting securities of any business entity) in the Related Person Transaction, and (b) does not have an Immediate Family Member with a financial interest (directly or through any trust or beneficial ownership of more than 5% of any class of voting securities of any business entity) in the Related Person Transaction

Item 14.	Principal Accounting Fees and Services

Rothstein Kass has served as our independent registered public accountants since our inception during September 2012 and audited our annual financial statements for the fiscal year ended December 31, 2013 and from September 24, 2012 (period of inception) through December 31, 2012.

Audit and Quarterly Report Fees – Rothstein Kass billed us $225,000 in 2013 and $41,500 in 2012, respectively, for the audit of our annual financial statements and for the review of our financial statements included in our quarterly reports on Form 10-Q.

Tax Fees – Rothstein Kass billed us $5,000 and $0, respectively, for review and preparation of U.S. federal, state, and local tax returns during the fiscal years ended December 31, 2013 and December 31, 2012.

Other Fees – There were no other fees charged to us by Rothstein Kass during the fiscal year ended December 31, 2013 and from September 24, 2012 (period of inception) through December 31, 2012.

The prior approval of the Board of Directors is required for the engagement of our auditors to perform any non-audit services for us.  Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services.  All fees for such non-audit services must be approved by the Board of Directors, except to the extent otherwise permitted by applicable SEC regulations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a-1) Financial Statements.

The following financial statements of Asterias Biotherapeutics, Inc. are filed in the Form 10-K:

Balance sheets
Statements of operations
Statements of shareholders' deficit
Statements of cash flows

Notes to Financial Statements

(a-2) Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(a-3) Exhibits.

Exhibit Numbers	Description

2.1
Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. (1) Schedules to the Asset Contribution Agreement have been omitted. Asterias agrees to furnish supplementally a copy of the omitted schedules to the Commission upon request

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

4.1	Specimen of Series A Common Stock Certificate (3)

4.2	Warrant Agreement , dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of BioTime, Inc. (4)

4.3	Form of Warrant (Included in Exhibit 4.2) (4)

4.4	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of Romulus Films Ltd. (4)

4.5	Form of Warrant (Included in Exhibit 4.4) (4)

10.1	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films Ltd. (2)

10.2	Sublease dated April 1, 2013 between BioTime, Inc. and BioTime Acquisition Corporation (2)

10.3	Shared Facilities and Services Agreement, dated April 1, 2013, between Asterias Biotherapeutics, Inc. and BioTime, Inc. (2)

10.4	Promissory Note, dated April 1, 2013, payable to BioTime, Inc. (2)

10.5	2013 Equity Incentive Plan (5)

10.6	Form of Employee Incentive Stock Option Agreement (6)

10.7	Form of Non-employee Director Stock Option Agreement (6)

10.8	Employment Agreement, dated as June 24, 2013, between Thomas Okarma and Asterias Biotherapeutics, Inc. (6)

10.9	Employment Agreement, dated as of June 24, 2013, between Katharine Spink and Asterias Biotherapeutics, Inc. (6)

10.10	Employment Agreement, dated as of June 24, 2013, between Jane Lebkowski and Asterias Biotherapeutics, Inc. (6)

10.11	Share Exchange Agreement, dated September 25, 2012, between Thomas Okarma and BioTime Acquisition Corporation (6)

10.12	Royalty Agreement, dated October 1, 2013 between Asterias Biotherapeutics, Inc. and Geron Corporation (7)

10.13	Exclusive Sublicense Agreement between Geron Corporation and Asterias Biotherapeutics, Inc. (7)

10.14	Sublicense Agreement between BioTime, Inc. and Asterias Biotherapeutics, Inc. (7)

10.15	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation (7)

10.16
Non-exclusive License Agreement, dated October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (7)

10.17	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc.*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to Asterias’ Current Report on Form 8-K filed by BioTime, Inc. with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(3)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on September 3, 2013

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

(5)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 26, 2013.

(6)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on August 13, 2013.

(7)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 2014.

BIOTIME, INC.

By:	/s/Thomas B. Okarma
Thomas B. Okarma, Ph.D.
Chief Executive Officer

Signature	Title	Date

/s/ Thomas B. Okarma	Chief Executive Officer and	March 17, 2014
THOMAS B. OKARMA, PH.D.	Director (Principal Executive Officer)

/s/ Robert W. Peabody	Chief Financial Officer (Principal	March 17, 2014
ROBERT W. PEABODY	Financial and Accounting Officer)

/s/ Franklin M. Berger	Director	March 17, 2014
FRANKLIN M. BERGER

/s/ Alfred D. Kingsley	Director	March 17, 2014
ALFRED D. KINGSLEY

/s/ Henry L. Nordhoff	Director	March 17, 2014
HENRY L. NORDHOFF

/s/ Michael D. West	Director	March 17, 2014
MICHAEL D. WEST

/s/ Andrew von Eschenbach	Director	March 17, 2014
ANDREW VON ESCHENBACH

Exhibit Numbers	Description

2.1
Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. (1) Schedules to the Asset Contribution Agreement have been omitted. Asterias agrees to furnish supplementally a copy of the omitted schedules to the Commission upon request

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

4.1	Specimen of Series A Common Stock Certificate (3)

4.2	Warrant Agreement , dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of BioTime, Inc. (4)

4.3	Form of Warrant (Included in Exhibit 4.2) (4)

4.4	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of Romulus Films Ltd. (4)

4.5	Form of Warrant (Included in Exhibit 4.4) (4)

10.1	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films Ltd. (2)

10.2	Sublease dated April 1, 2013 between BioTime, Inc. and BioTime Acquisition Corporation (2)

10.3	Shared Facilities and Services Agreement, dated April 1, 2013, between Asterias Biotherapeutics, Inc. and BioTime, Inc. (2)

10.4	Promissory Note, dated April 1, 2013, payable to BioTime, Inc. (2)

10.5	2013 Equity Incentive Plan (5)

10.6	Form of Employee Incentive Stock Option Agreement (6)

10.7	Form of Non-employee Director Stock Option Agreement (6)

10.8	Employment Agreement, dated as June 24, 2013, between Thomas Okarma and Asterias Biotherapeutics, Inc. (6)

10.9	Employment Agreement, dated as of June 24, 2013, between Katharine Spink and Asterias Biotherapeutics, Inc. (6)

10.10	Employment Agreement, dated as of June 24, 2013, between Jane Lebkowski and Asterias Biotherapeutics, Inc. (6)

10.11	Share Exchange Agreement, dated September 25, 2012, between Thomas Okarma and BioTime Acquisition Corporation (6)

10.12	Royalty Agreement, dated October 1, 2013 between Asterias Biotherapeutics, Inc. and Geron Corporation (7)

10.13	Exclusive Sublicense Agreement between Geron Corporation and Asterias Biotherapeutics, Inc. (7)

10.14	Sublicense Agreement between BioTime, Inc. and Asterias Biotherapeutics, Inc. (7)

10.15	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation (7)

10.16
Non-exclusive License Agreement, dated October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (7)

10.17	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc.*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to Asterias’ Current Report on Form 8-K filed by BioTime, Inc. with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(3)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on September 3, 2013

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

(5)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 26, 2013.

(6)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on August 13, 2013.

(7)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.