Form 10-Q
period 2014-03-31
Asterias Biotherapeutics, Inc.
filed 2014-05-12
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,537,779 shares of Series A common stock, $0.0001 par value, and 23,961,040 shares of Series B common stock, $0.0001 par value, as of May 9, 2014.

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

Item 1.	Financial Statements

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$325,771	$2,171,113
Available-for-sale securities, at fair value	29,289,923	32,052,217
BioTime warrants to be distributed to holders of Series A shares see (Note 2)	12,245,214	15,568,307
Prepaid expenses and other current assets	389,637	340,092
Total current assets	42,250,545	50,131,729

NONCURRENT ASSETS
Intangible assets, net	27,566,159	28,291,584
Equipment and furniture, net	1,426,397	1,460,518
Investment in affiliates	415,543	415,543
Other assets	354,423	54,423
Total noncurrent assets	29,762,522	30,222,068
TOTAL ASSETS	$72,013,067	$80,353,797

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Obligation to distribute BioTime warrants to holders of Series A Shares (see Note 2)	$12,245,214	$15,568,307
Amount due to BioTime	3,146,486	2,064,432
Accounts payable	486,242	567,140
Accrued liabilities	216,486	95,885
Total current liabilities	16,094,428	18,295,764

Long-term liabilities, net deferred tax liability	6,928,522	8,277,548
TOTAL LIABILITIES	23,022,950	26,573,312

Commitments and contingencies (see Note 10)

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value, authorized 5,000,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000,000 shares Series A, $0.0001 par value, and 75,000,000 shares Series B, $0.0001 par value; 6,537,779 Series A common stock and 23,961,040 shares Series B common stock issued and outstanding at March 31, 2014 and December 31, 2013 respectively	3,050	3,050
Additional paid-in capital	80,109,432	79,850,758
Accumulated comprehensive loss on available-for-sale investments	(5,696,979)	(2,934,686)
Deficit accumulated during the development stage	(25,425,386)	(23,138,637)
Total stockholders’ deficit	48,990,117	53,780,485
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72,013,067	$80,353,797

See accompanying notes to the condensed interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Period from inception (September 24, 2012) to March 31, 2014
REVENUE
Royalties from product sales	$61,980	$-	$61,980

EXPENSES
Research and development	(2,599,146)	(193,444)	(6,918,641)
Acquired in-process research and development	-	-	(17,458,766)
General and administrative	(1,094,474)	(622,036)	(5,736,222)
Total Operating Expenses	(3,693,620)	(815,480)	(30,113,629)

Operating Loss	(3,631,640)	(815,480)	(30,051,649)

OTHER INCOME/(EXPENSES)
Interest expense, net	(4,099)	-	(5,836)
Gain on sale of fixed assets	-	-	2,430
Other income/(expenses), net	(36)	-	(52)
Total other income/(expenses), net	(4,135)	-	(3,458)

LOSS BEFORE DEFERRED INCOME TAX BENEFIT	(3,635,775)	(815,480)	(30,055,107)

Deferred income tax benefit	1,349,026	-	4,629,721

NET LOSS	$(2,286,749)	$(815,480)	$(25,425,386)

Unrealized loss on available-for-sale securities, net	(2,762,293)	(340)	(5,696,979)

COMPREHENSIVE LOSS	(5,049,042)	(815,820)	(31,122,365)

Basic and diluted net loss per common share	$(0.07)	$(15.77)	$(2.52)

Weighted average common shares outstanding used to compute net loss per common share, basic and diluted	30,498,819	51,700	10,072,262

See accompanying notes to the condensed interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Series A		Series B		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit During the Development	Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Receivable	Equity (Deficit)

Common stock issued to BioTime on September 24, 2012 (date of inception)	-	$-	50,000	$5	$49,995	$-	$-	$(50,000)	$-
Common stock issued to officer on September 27, 2012	-	-	1,700	-	1,740	-	-	-	1,740
Net loss	-	-	-	-	-	-	(758,893)	-	(758,893)
Balance as of December 31, 2012	-	-	51,700	5	51,735	-	(758,893)	(50,000)	(757,153)
Common stock, at $2.40 per share, issued to Geron in connection with acquisition of various assets on October 1, 2013, net of issuance costs of $541,800	6,537,779	654	-	-	15,120,568	-	-	-	15,121,222
Common stock, at $2.40 per share, and common stock warrants issued to BioTime in connection with transfer of various assets on October 1, 2013	-	-	21,773,340	2,177	58,974,935	-	-	-	58,977,112
Common stock, at $2.40 per share, and common stock warrants issued to an investor for cash	-	-	2,136,000	214	4,999,786	-	-	-	5,000,000
Reduction of subscription receivable	-	-	-	-	-	-	-	50,000	50,000
Unrealized loss on available-for-sale securities	-	-	-	-	-	(2,934,686)	-	-	(2,934,686)
Stock-based compensation expense	-	-	-	-	703,734	-	-	-	703,734
Net loss	-	-	-	-	-	-	(22,379,744)	-	(22,379,744)
Balance as of December 31, 2013	6,537,779	$654	23,961,040	$2,396	$79,850,758	$(2,934,686)	$(23,138,637)	$-	$53,780,485
Stock-based compensation expense	-	-	-	-	258,674	-	-	-	258,674
Unrealized loss on available-for-sale securities	-	-	-	-	-	(2,762,293)	-	-	(2,762,293)
Net loss	-	-	-	-	-	-	(2,286,749)	-	(2,286,749)
Balance as of March 31, 2014	6,537,779	$654	23,961,040	$2,396	$80,109,432	$(5,696,979)	$(25,425,386)	$-	$48,990,117

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Period from inception (September 24, 2012) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,286,749)	$(815,480)	$(25,425,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development (see Note 2)	-	-	17,458,766
Depreciation expense	130,579	10,904	351,174
Stock-based compensation	258,674	2,450	962,408
Amortization of intangible assets	725,425	-	1,450,850
Gain on sale of equipment and furniture	-	-	(2,430)
Deferred income tax benefit	(1,349,026)	-	(4,629,721)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49,545)	(230,010)	(389,637)
Accounts payable	(80,898)	-	486,242
Accrued liabilities	120,601	8,077	216,486
Amount due to BioTime	1,082,055	1,078,482	6,745,233
Net cash used in operating activities	(1,448,884)	54,423	(2,776,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(96,458)	-	(1,343,187)
Proceeds from sale of equipment and furniture	-	-	27,500
Payment of security deposits	(300,000)	(54,423)	(354,423)
Net cash used in investing activities	(396,458)	(54,423)	(1,670,110)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common shares	-	-	5,000,000
Payment to Geron in connection with acquisition of assets on October 1, 2013	-	-	(228,104)
Net cash provided by financing activities	-	-	4,771,896

Net increase (decrease) in cash:	(1,845,342)	-	325,771
Cash at beginning of period	2,171,113	-	-
Cash at end of period	$325,771	$-	$325,771

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Purchase of equipment and furniture, contributed by BioTime	$-	$-	$(459,454)
Available-for-sale BioTime securities contributed by BioTime	$-	$-	$34,985,163
Cancellation of indebtedness to BioTime	$-	$-	$5,000,000
Transaction costs paid by BioTime, on behalf of the Company	$-	$-	$300,000
Intangible assets acquired from Geron	$-	$-	$29,017,009
Deferred tax liability arising from difference in book versus tax basis on Geron intangible assets acquired	$-	$-	$11,558,243
Investment in affiliates, contributed by BioTime	$-	$-	$415,543
Common stock and common stock warrants issued to BioTime and Geron in connection with acquisition and transfer of assets	$-	$-	$74,098,333
Common stock issued upon investment by BioTime	$-	$-	$50,000
Reduction of subscription receivable	$-	$-	$(50,000)
Common stock issued in exchange for non-cash consideration in connection with investment by officer	$-	$-	$1,740

See accompanying notes to the condensed interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Basis of Presentation

Asterias Biotherapeutics, Inc. (“Asterias”) (a company in the development stage) was incorporated in Delaware on September 24, 2012.  Asterias is a majority-owned and controlled subsidiary of BioTime, Inc. (“BioTime”).

Asterias’ primary focus is the emerging field of regenerative medicine.  Asterias’ core technologies center on human embryonic stem (“hES”) cells capable of becoming all of the cell types in the human body, a property called pluripotency.  Asterias plans to develop, support and license a wide range of technologies that are based on “pluripotent” stem cells and that could be used to treat diseases or injuries in a variety of medical fields, including neurology, oncology, cardiology, metabolic diseases, ophthalmology, orthopedics, and blood and vascular diseases.

Through March 31, 2014, Asterias is considered to be in the development stage despite the royalty revenues generated during the three months ended March 31, 2014 as such revenues is not considered significant as defined in Statement of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

Asterias’ activities through March 31, 2014 primarily related to the preparation for the start of its planned operations following its acquisition of assets under the Asset Contribution Agreement, on October 1, 2013.  Asterias has selected December 31 as its fiscal year end.

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis.  The financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the Securities and Exchange Commission (“SEC”).  BioTime has consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through the ownership of Asterias Series B Shares throughout the periods presented.  BioTime owned 71.6% ownership of the outstanding shares of Asterias common stock as a whole at March 31, 2014.

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

2.	Asset Contribution Agreement with BioTime and Geron Corporation

On January 4, 2013, Asterias entered into an Asset Contribution Agreement with BioTime and Geron Corporation (“Geron”) pursuant to which BioTime and Geron agreed to concurrently contribute certain assets to Asterias in exchange for shares of Asterias common stock and warrants to purchase common stock (the “Asset Contribution”).  The transaction closed on October 1, 2013.

Transfer of BioTime Assets

Under the Asset Contribution Agreement, BioTime contributed to Asterias 8,902,077 BioTime common shares registered for re-sale under the Securities Act of 1933, as amended; warrants to subscribe for and purchase 8,000,000 additional BioTime common shares (the “BioTime Warrants”) exercisable for a period of five years at a price of $5.00 per share, subject to pro rata adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions; a 10% common stock interest in BioTime’s subsidiary OrthoCyte Corporation (“OrthoCyte”); a 6% ordinary stock interest in BioTime’s subsidiary Cell Cure Neurosciences, Ltd. (“Cell Cure Neurosciences”); and a quantity of certain hES cell lines produced under “current good manufacturing practices” (“cGMP”) sufficient to generate master cell banks, and non-exclusive, world-wide, royalty-free licenses to use those cell lines and certain patents pertaining to stem cell differentiation technology for any and all purposes.

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

The fair value of the Asterias Series B shares issued was estimated at $2.40 per share based on the Asterias enterprise value as determined on January 4, 2013, at the time the Asset Contribution Agreement was negotiated and executed by its parties, and as adjusted for subsequent changes in fair values of assets the parties agreed to contribute.  The fair value of the warrants to purchase Asterias Series B shares was computed using a Black-Scholes-Merton option pricing model, which utilized the following assumptions:  expected term equal to the contractual term of three years, which is equal to the contractual life of the warrants; risk-free rate of 0.63%; 0% expected dividend yield; 69.62% expected volatility based on the average historical common stock volatility of BioTime and Geron, which were used as Asterias’ common stock does not have a trading history; a stock price of $2.40; and an exercise price of $5.00.

BioTime common shares were valued at $3.93, using the closing price per BioTime common shares on the NYSE MKT on October 1, 2013.  The fair value of the BioTime Warrants was computed using a Black-Scholes-Merton option pricing model, which utilized the following assumptions: expected term equal to the contractual term of five years, which is equal to the contractual life of the warrants; risk-free rate of 1.42%; 0% expected dividend yield; 77.6% expected volatility based on historical common stock volatility of BioTime; a stock price of $3.93; and an exercise price of $5.00.

The investment in OrthoCyte and Cell Cure Neurosciences represents a non-monetary asset and was recorded at BioTime’s historical cost because BioTime is a common parent to Asterias and those two BioTime subsidiaries.

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

As consideration for the acquisition of assets from Geron, Asterias issued to Geron 6,537,779 shares of Series A common stock, par value $0.0001 per share (“Series A Shares”), which Geron had agreed to distribute to its stockholders, on a pro rata basis, subject to applicable legal requirements and certain other limitations (the “Series A Distribution”).  Asterias is also obligated to distribute to the holders of its Series A Shares the 8,000,000 BioTime Warrants contributed to Asterias by BioTime.  Asterias will distribute the BioTime Warrants as promptly as practicable after notice from Geron that the Series A Distribution has been completed

In addition, Asterias agreed to bear certain transaction costs in connection with the Asset Contribution, of which $1,519,904 was allocated to the acquisition of assets and $541,800 was allocated to the issuance of equity.

The assets contributed by Geron did not include workforce or any processes to be applied to the patents, biological materials and other assets acquired, and therefore did not constitute a business.  Accordingly, the acquisition of the Geron assets has been accounted for as an acquisition of assets in accordance with the relevant provisions of ASC 805-50.  Total consideration paid by Asterias, including transaction costs, has been allocated to the assets acquired based on relative fair values of those assets as of the date of the transaction, October 1, 2013, in accordance with ASC 820, Fair Value Measurement.

The assets acquired from Geron and the related consideration paid were recorded as follows:

Consideration paid to Geron:
Asterias Series A shares, net of share issuance costs of $541,800	$15,121,222
Obligation to distribute BioTime Warrants	18,276,406
Transaction and other costs	1,519,904
Total consideration paid	$34,917,532
Assets acquired from Geron (preliminary allocation):
Patents and other intellectual property rights related to hES cells	$29,017,009
Deferred tax liability arising from difference in book versus tax basis on Geron intangible assets acquired	(11,558,243)
In-process research and development expensed upon acquisition	17,458,766
Total assets and in-process research and development acquired	$34,917,532

The fair value of the Asterias Series A shares issued was estimated at $2.40 per share based on the estimated Asterias enterprise value as determined by parties at the time the Asset Contribution Agreement was negotiated and executed by its parties on January 4, 2013, as adjusted for subsequent changes in fair values of assets the parties agreed to contribute.

The fair value of the obligation to distribute BioTime Warrants equals the fair value of those warrants, which was computed as noted above under “Transfer of BioTime Assets.”  Because the fair value of the BioTime Warrants is expected to always be equal to the fair value of the obligation to distribute them at any date on which those values are determined, the remeasurement of those values will not result in a charge or credit on the statement of operations.

The difference between the fair value of assets contributed by Geron and the fair value of consideration issued to Geron was recorded as an additional contribution by Geron and recorded as additional paid-in capital.

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

Intangible assets related to in process research and development (“IPR&D”) represent the value of incomplete research and development projects which Asterias intends to continue.  In accordance with the accounting rules in ASC 805, such assets, when acquired in conjunction with acquisition of a business, are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset.  If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.  However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as the acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to IPR&D are expensed upon acquisition.

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

Unaudited interim condensed financial information – The unaudited interim condensed balance sheet as of March 31, 2014, the unaudited interim condensed statements of operations for the three months ended March 31, 2014, the three months ended March 31, 2013, the period from inception (September 24, 2012) to March 31, 2014, and the unaudited interim condensed statements of cash flows for the three months ended March 31, 2014, the three months ended March 31, 2013, and the period from inception (September 24, 2012) to March 31, 2014 have been prepared by Asterias’ management.  The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly our financial position as of March 31, 2014.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results anticipated for the full year of 2014.

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

Intangible assets – Intangible assets with finite useful lives are amortized over their estimated useful lives, and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment.  Acquired in-process research and development intangible assets are accounted depending on whether they were acquired as part of an acquisition of a business, or as assets that do not constitute a business.  When acquired in conjunction with acquisition of a business, those assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset.  If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.  However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as part of the acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, the intangible assets related to IPR&D are expensed upon acquisition.

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

Warrants to purchase common stock – Asterias generally accounts for warrants issued in connection with equity financings as a component of equity.  None of the warrants issued by Asterias as of March 31, 2014 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that Asterias may need to settle the warrants in cash.  If Asterias were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, Asterias would record the fair value of the warrants as a liability at each balance sheet date and would record changes in fair value in other income and expense in the statements of operations.

Reclassification – Certain prior year amounts in the statement of cash flows have been reclassified to conform to the current year presentation.

Research and development – Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, consulting fees, research and laboratory fees, rent of office, research and laboratory facilities, and fees paid to acquire patents or licenses.

Income taxes –  In 2014, Asterias will file its own tax return. Prior to the period ended December 31, 2013, Asterias’ operations were included in BioTime’s consolidated U.S. federal and certain state income tax returns.  The provision for income taxes were previously determined as if Asterias had filed separate tax returns for the periods presented.  Accordingly, the effective tax rate of Asterias in periods subsequent to December 31, 2013 could vary from its historical effective tax rates depending on the future legal structure of Asterias and related tax elections.  The historical deferred tax assets, including the operating losses and credit carryforwards generated by Asterias, will remain with BioTime.  Asterias accounts for income taxes in accordance with the accounting principles generally accepted in the United States, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities.  Generally, Asterias is subject to income tax exemptions by major taxing authorities for all years since inception.  Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties as of March 31, 2014 and December 31, 2013.  Management is currently unaware of any tax issues under review.

A deferred income tax benefit of approximately $1,349,000 was recorded for the three months ended March 31, 2014, of which approximately $1,151,000 was related to federal and $198,000 was related to state taxes.  A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes.  No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

Stock-based compensation – Asterias adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values.  Consistent with those guidelines, Asterias utilizes the Black-Scholes-Merton option pricing model.  Asterias' determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by Asterias' stock price as well as by assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, Asterias' expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant.

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

The computations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from Inception (September 24, 2012) to March 31, 2014
Net loss	$(2,286,749)	$(815,840)	$(25,425,386)
Weighted average common shares of common stock – basic and diluted	30,498,819	51,700	10,072,262
Net loss per share – basic and diluted	$(0.07)	$(15.77)	$(2.52)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from Inception (September 24, 2012) to March 31, 2014
Stock options under Equity Incentive Plan	3,140,000	2,380,000	3,140,000

Effect of recently issued and recently adopted accounting pronouncements – There are no recently issued accounting standards which are not yet effective which Asterias believes would materially impact the financial statements.

4.	Balance Sheet Components

Equipment and Furniture, Net

At March 31, 2014 and December 31, 2013, equipment and furniture were comprised of the following:

	March 31, 2014	December 31,
	(Unaudited)	2013
Equipment and furniture	$1,777,571	$1,681,113
Accumulated depreciation	(351,174)	(220,595)
Equipment and furniture, net	$1,426,397	$1,460,518

Depreciation expense amounted to $130,579 and $10,904 for the three months ended March 31, 2014 and 2013, respectively.

5.	Investment in BioTime and in BioTime Subsidiaries

Investment in BioTime

At March 31, 2014, Asterias held 8,902,077 BioTime common shares which it received in the Asset Contribution and which are included at fair value in current assets in its balance sheet as the shares are available for use and could be sold at fair value for liquidity purposes at any time.  The investment is classified as “available for sale.”  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income.  Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income/loss.

The BioTime common shares were valued at $34,985,163 on October 1, 2013, based upon the per share closing price of BioTime common shares as reported on the NYSE MKT.  For the period from January 1, 2014 to March 31, 2014, Asterias recorded an unrealized net loss of $2,762,293 in other comprehensive loss, which is attributed to an unrealized loss on the BioTime common shares.  For the period from October 1, 2013 to December 31, 2013, Asterias recorded an unrealized net loss of $2,934,686 in other comprehensive loss, which is attributed to an unrealized loss on the BioTime common shares.

Asterias reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, and the length of time and extent to which the fair value has been less than its cost basis.  Based on consideration of these factors, as of March 31, 2014, no other-than-temporary impairment was recognized.

Investments in Affiliates

Asterias’ investments in the OrthoCyte and Cell Cure Neurosciences stock received from BioTime were recorded at BioTime’s historical costs.  The investment is carried using the cost method of accounting.

6.	Investment in BioTime Warrants and Related Obligation to Distribute BioTime Warrants

As part of the consideration for the issuance of Series B Shares to BioTime in the Asset Contribution, Asterias received the BioTime Warrants.  As part of the agreement, Asterias is obligated to distribute the BioTime Warrants to holders of its Series A Shares as promptly as practicable after notice from Geron that the Series A Distribution has been completed.  This obligation can only be settled by distribution of the BioTime Warrants received in the Asset Contribution and is not subject to change with changes in the value of the underlying BioTime common shares, or due to any other factors.

Both the BioTime Warrants and the corresponding obligation to distribute them will be remeasured at fair value at each balance sheet date by applying a Black-Scholes-Merton option pricing model using assumptions deemed appropriate as of the applicable date.  Because the fair value of the BioTime Warrants is expected to always be equal to the fair value of the obligation to distribute those warrants at any date on which those values are determined, remeasurement of those values will not result in a charge or credit on the statement of operations.  The estimated fair value of the BioTime Warrants and the corresponding obligation to distribute them as of March 31, 2014 was $12,245,214, based on a $5.00 exercise price, a $3.29 closing price on March 31, 2014, a 4.75 year term, 68.27% volatility, and a 1.73% discount rate.  The estimated fair value of the BioTime Warrants and the corresponding obligation to distribute them as of December 31, 2013 was $15,568,307, based on a $5.00 exercise price, a $3.60 closing price on December 31, 2013, a 4.75 year term, 75.86% volatility, and a 1.75% discount rate.  Because any increase or decrease in value of the BioTime Warrants accrues to the benefit of the holders of Series A Shares, and not to Asterias, the financial statements do not include and gain or loss related to any increases or decreases in value subsequent to October 1, 2013.

7.	Intangible assets

As of March 31, 2014, Asterias had capitalized intangible assets acquired from Geron, primarily related to patents and other intellectual property rights related to hES cells.  Those assets are being amortized over an estimated economic life of 10 years on a straight-line basis, which approximates the pattern of consumption over the estimated useful lives of the assts.

Intangible assets net of accumulated amortization at March 31, 2014 and December 31, 2013 is shown in the following table:

	March 31, 2014	December 31, 2013
	(Unaudited)
Intangible assets	$29,017,009	$29,017,009
Accumulated amortization	(1,450,850)	(725,425)
Intangible assets, net	$27,566,159	$28,291,584

Amortization of currently held intangible assets for periods subsequent to March 31, 2014 is estimated as follows:

Amortization
Year	Expense
2014	$2,176,276
2015	2,901,701
2016	2,901,701
2017	2,901,701
Thereafter	16,684,780
Total	$27,566,159

8.	Common Stock and Warrants on Common Stock

At March 31, 2014, Asterias had outstanding 6,537,779 Series A Shares and 23,961,040 Series B Shares.  The Series A Shares and Series B Shares are identical in substantially all respects and will vote together as a single class, without distinction as to series on all matters except as may otherwise be required by Delaware law.  The two significant differences between the Series A Shares and Series B shares are:

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

Accounting for Asterias Warrants

At March 31, 2014, Asterias had outstanding warrants to purchase 3,500,000 of its Series B Shares.  The value received by Asterias for the issuance of the warrants was accounted for as a component of equity because the warrants did not include any conditional obligations to issue a variable number of shares, nor was there a deemed possibility that Asterias may need to settle the warrants in cash.

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

Asterias may also grant stock appreciation rights (“SARs”) and hypothetical units issued with reference to Asterias common stock (“Restricted Stock Units”) under the Plan.  A SAR is the right to receive, upon exercise, an amount payable in cash or shares or a combination of shares and cash, as determined by the Board of Directors or the Compensation Committee, equal to the number of shares subject to the SAR that is being exercised multiplied by the excess of (a) the fair market value of a share of Asterias common stock on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement.

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

Options Granted

As of March 31, 2014, Asterias had granted to certain officers, employees, and directors, options to purchase a total of 3,140,000 Series B Shares at exercise price of $2.34 per share.  The following table summarizes stock option activity during the three months ended March 31, 2014:

Shares
Outstanding at January 1, 2014	2,840,000
Granted	305,000
Exercised	-
Forfeited	(5,000)
Outstanding at March 31, 2014	3,140,000
Exercisable at March 31, 2014	547,188

The fair value of each stock option is estimated on the grant date using the Black-Scholes-Merton option-pricing model using the following assumptions:

March 31, 2014 (Unaudited)
Risk-free interest rate	0.42 – 1.23%
Dividend yield	-
Volatility	69.86 – 84.05%
Expected term (years)	2.72-4.18

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

The weighted-average fair value of options granted was $1.26 for the period ended March 31, 2014.

Employee stock-based compensation expense recorded is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Operating expenses for the three months ended March 31, 2014 and 2013, respectively, include stock-based compensation as follows:

	Period Ended March 31,2014	Period Ended March 31,2013
Research and development	$115,140	$-
General and administrative	143,534	2,450
Total stock-based compensation expense	$258,674	$2,450

10.	Commitments and Contingencies

Asterias had commitments consisting of obligations under a sublease of its current office and research facility and under a lease for its future office and research facility.

As of March 31, 2014, remaining minimum lease and sublease payments were as follows:

Year	Minimum Lease Payments
2014	$583,070
2015	1,578,667
2016	1,234,200
2017	1,271,160
Thereafter	6,570,960
Total	$11,238,057

11.	Shared Facilities and Service Agreement

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

BioTime allocated $39,720 and $18,508 of general overhead expenses to Asterias during the three months ended March 31, 2014 and 2013, respectively.

12.	Subsequent Events

These financial statements were approved by management and the Board of Directors and were issued on May 6, 2014 (unaudited).  Subsequent events have been evaluated through that date.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our unaudited interim condensed financial statements for the three months ended March 31, 2014 and 2013 and for the period from September 24, 2012 (our date of inception) to March 31, 2014, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 and related notes included elsewhere in this Quarterly Report on Form 10-Q.  These historical financial statements may not be indicative of our future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Risk Factors."

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

Business Strategy

By acquiring Geron’s stem cell assets, we now have the use of cell lines and other biological materials, patents, and technology developed by Geron over 12 years of work focused in the following complementary areas:

•	The establishment of cell banks of undifferentiated hES cells produced under current good manufacturing practices (“cGMP”) and suitable for the manufacture of differentiated cells for human therapeutic use;

•	The development of scalable differentiation methods which convert, at low cost, undifferentiated hES cells into functional cells suitable for human therapeutic cells that can be stored and distributed in the frozen state for “off-the-shelf” use;

•	The development of regulatory paradigms that we believe will be sufficient to satisfy both U.S. and European regulatory authority requirements to begin human clinical testing of products made from hES cells; and

•	The continuous filing and prosecution of patents covering inventions to protect commercialization rights, as well as consummating in-licenses to enable freedom to operate in a variety of fields.

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

The cost and developmental time required to develop any of them, is not presently known with certainty due to many factors including the following:

•
We have successfully completed the verification of the viability of three lots of OPC1 cells that we intend to use in clinical trials.  The functional state of the other cells, cell lines and other biological reagents transferred to us cannot be determined until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment.  We intend to perform that testing on the cells that we intend to use in our research and development programs as the need arises.  The functionalities of those cells were within specification at the time of initial manufacturing and subsequent storage.  However, the cells have remained in storage (under cGMP conditions) for more than two years.  Therefore, the viability and functionality of the cells need to be revarified;

•	The views of the United States Food and Drug Administration (the “FDA”) and comparable foreign regulatory agencies on the pre-clinical product characterization studies required to submit an investigational new drug application (“IND”) in order to initiate human clinical testing of potential therapeutic products;

•	The inherent uncertainty of laboratory research and any clinical trials that we may conduct;

•	The amount of capital that we will have for our development programs, including potential sources of additional capital through research grants or funded collaborations with third parties; and

•	The availability and recruitment of qualified personnel to carry out the analyses and evaluations described above.

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

Additional Information

We were incorporated in September 2012 under the name BioTime Acquisition Corporation in the state of Delaware.  We changed our name to Asterias Biotherapeutics, Inc. in March 2013.  Our principal executive offices are located at 230 Constitution Drive, Menlo Park, California 94025.  Our telephone number is (650) 433-2900.  We currently maintain an Internet website at www.biotimeinc.com/asterias-biotherapeutics.

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

Critical Accounting Policies

Development Stage Company – We comply with the reporting requirements of ASC 915, “Development Stage Entities.”

Revenue recognition – We comply with SEC Staff Accounting Bulletin guidance on revenue recognition.  Royalty revenues consist of royalty payments on sales of products under a license agreement.  We recognize revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place.  When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured.  When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the fees are deferred and amortized ratably over the performance period.  If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated.  Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as general and administrative expenses when incurred.  This accounting is in compliance with guidance promulgated by the Financial Accounting Standards Board (“FASB”) regarding goodwill and other intangible assets.

Intangible assets – Intangible assets with finite useful lives are amortized over estimated useful lives and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment.  Acquired in-process research and development intangible assets are accounted depending on whether they were acquired as part of an acquisition of a business, or assets that do not constitute a business.  When acquired in conjunction with acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset.  If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.  However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as our acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to IPR&D are expensed upon acquisition.

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

Results of Operations

Our activities through March 31, 2014 primarily related to the preparation for the start of our planned research and development operations following the Asset Contribution which consummated on October 1, 2013.  Certain other expenses are primarily attributed to rent and utilities and general overhead expenses.

Research and development expenses – Research and development expenses increased to $2,599,146 for the three months ended March 31, 2014, from $193,444 for the three months ended March 31, 2013.  The increase is the result of the ramp-up of our operations following our acquisition of stem cell assets from Geron and BioTime through the Asset Contribution, the hiring of additional management and scientific personnel, certain executives and other employees who had been employed on a part-time basis during the first quarter of 2013 becoming employed by us on a full-time basis, and the incurrence of patent and related litigation costs.  The increase in research and development expenses during the three months ended March 31, 2014 is attributable to an increase of $788,510 in employee compensation and related costs, including stock based compensation, allocated to research and development expenses, an increase of $725,425 of amortization of the value of Geron’s stem cell assets acquired under the Asset Contribution, an increase of $22,132 in rent and facilities maintenance related expenses allocated to research and development expenses, an increase of $171,227 in laboratory expenses and supplies, , an increase of $105,127 in depreciation expenses allocated to research and development expenses, an increase of $235,875 in license and patent fees and patent related litigation fees related primarily to the ViaCyte proceedings that we assumed from Geron, an increase of $176,858 in outside research and service fees, and an increase of $78,956 in scientific consulting expenses.  Research and development expenses were incurred in setting up our research and product development facility and equipment, planning the initiation of our initial product development programs, including the next phase of clinical trials for our OPC1 and initial clinical trials for our VAC2 product candidates, evaluating other technology that may be available for in-licensing or acquisition, preparing applications for research grants, and initiating discussions with third parties for the manufacture or co-development of product candidates.

General and administrative expenses – General and administrative expenses increased to $1,094,474 for the three months ended March 31, 2014 from $622,036 for the three months ended March 31, 2013.  The increase is the result of the ramp-up of our operations following our acquisition of stem cell assets from Geron and BioTime through the Asset Contribution, the hiring of additional management and administrative personnel, and certain executives and other employees who had been employed on a part-time basis during the first quarter of 2013 becoming employed by us on a full-time basis.  The increase general and administrative expenses during the three months ended March 31, 2014 is attributable to an increase $412,240 in employee compensation, including stock-based compensation, and related costs allocated to general and administrative expenses, an increase of $49,796 in accounting and tax services, an increase of $55,411 in rent and facilities maintenance related expenses allocated to general and administrative expenses, and an increase of $103,000 in state franchise taxes.  These increases were offset in part by a decrease of $254,722 in legal fees.  Significant legal fees incurred in 2013 were generally incurred in connection with the registration of the Series A Shares under the Securities Act of 1933, as amended (the “Securities Act”), and the registration or application for exemptions from registration of those shares under the securities laws of certain states and other jurisdictions, and other matters related to the Asset Contribution Agreement.

Income Taxes

A deferred income tax benefit of approximately $1,349,000 was recorded for the three months ended March 31, 2014, of which approximately $1,151,000 was related to federal and $198,000 was related to state taxes.  A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes.  No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

Liquidity and Capital Resources

At March 31, 2014, we had $325,771 of cash and cash equivalents on hand and we held 8,902,077 BioTime common shares, with a market value of approximately $29,287,833 on that date.  We will raise capital from time to time through the sale of the BioTime common shares.  We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or in privately negotiated transactions or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions.  We expect to sell the BioTime common shares through Cantor Fitzgerald & Co. or such other broker-dealer as BioTime may designate.

We will bear all broker-dealer commissions payable in connection with the sale of the BioTime common shares.  Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated.

In April 2014, Michael D. West, who was our Vice President of Technology Integration and is Chief Executive Officer of BioTime and a member of both BioTime’s and our Board of Directors, replaced Thomas Okarma as our President and Chief Executive Officer.  In addition, Richard LeBuhn, Judith Segall, and Robert W. Peabody, who is both Asterias’ and BioTime’s Chief Financial Officer, were appointed to our Board of Directors and two other directors left our Board.

Dr. West and Mr. Peabody are working with our current management and our Board of Directors to better align our expenditures with available capital resources, and will continue to explore synergistic opportunities at Asterias and BioTime that may advance product development in a cost effective manner.  For example, insight that BioTime has gained from its PureStem® technology might help us improve the purity and efficiency of production of the hES derived progenitor cells that we may use in some of our product development programs.  We are continuing to evaluate the opportunities for our stem cell assets in order to select the best paths for the advancement of our key product programs, including paths that can be followed with our current financial assets and those that would be open if we obtain the funding we are seeking in the form of research grants, cooperative development arrangements, and new equity capital.

We expect that as a result of this review of our programs there will be a more focused allocation of capital to programs that receive third party funding or other support, and a reduced level of current expenditures on other programs.  If third party funding or support is not received, we would expect to concentrate our resources on those product development programs that provide the best opportunity for near-term progress.

We have outstanding warrants to purchase 3,500,000 of our Series B Shares at an exercise price of $5 per share that will expire on October 1, 2016.  We will receive $17,500,000 if all of the warrants are exercised.  There can be no assurance that the warrants will be exercised.

We plan to use the cash we have available to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses.  We may also use available funds for any clinical trials of products that we may conduct.  We plan to invest significant resources in research and development in the field of regenerative medicine.  We expect to continue to incur operating losses and negative cash flows.  BioTime contributed to the funding of our business activities from inception through March 31, 2014 but is not expected to do so in the future.

We will need to raise additional capital from time to time to pay operating expenses.  We may raise additional capital through the issue and sale of shares of our common stock or preferred stock or other securities.  The prices at which we may issue and sell our securities in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

We are also seeking funding for our operations from third parties in the form of research and development grants or cooperative arrangements for the development of certain of our product candidates.

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

We are in early-stage discussions with a United Kingdom based technology innovation center seeking their support for the development of advanced manufacturing processes for VAC2.  Methods developed at the technology innovation center would be incorporated in future commercial manufacturing processes for the product.  An alliance with the technology innovation center would be on a specific project basis and would require multiple approvals from different committees and boards at the center.

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

There can be no assurance that we will receive any of grants that it is seeking or that Asterias will reach an agreement for support in the manufacture of VAC2 or the development of hES cell derived cardiomyocytes.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations.  Sales of additional equity securities could result in the dilution of the interests of our shareholders.

Cash used in operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations.  For the three months ended March 31, 2014, we incurred a net loss of $2,286,749 and used $1,448,884 of cash in our operating activities.  As of March 31, 2014 and December 31, 2013, we had a working capital surplus of $26,156,117 and $31,835,965, respectively, and an accumulated deficit of $25,425,386 and $23,138,637, respectively, based on our operating losses and the expensed IPR&D in October 2013.

Net cash used in operating activities of $1,448,884 during the three months ended March 31, 2014 consisted of a net loss of $2,286,749 adjusted by $130,579 for depreciation expense, $258,674 for stock-based compensation expense, $725,425 for amortization of intangible assets, $1,349,026 for deferred income tax benefits, a $80,898 decrease in accounts payable, a $120,601 increase in accrued liabilities, and $1,082,055 of costs paid by BioTime, offset in part by a $49,545 increase in prepaid expenses and other current assets.

Cash used in investing activities

Net cash used in investing activities of $396,458 during the three months ended March 31, 2014 consisted of $96,458 in purchases of equipment and furniture, and payment of security deposits of $300,000 for leased facilities.

Cash provided by financing activities

We had no financing activities during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, and as of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Credit Risk

We place some of our cash in U.S. banks and we invest the balance of our cash in money market funds.  Deposits with banks may temporarily exceed the amount of insurance provided on such deposits.  We will monitor the cash balances in the accounts and adjust the cash balances as appropriate, but if the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.  Our investments in money market funds are not insured or guaranteed by the United States government or any of its agencies.

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

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Our management, including our principal executive officer, principal operations officer, and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Quarterly Report on Form 10-Q.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, chief operations officer, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Following the consummation of the Asset Contribution, we were substituted for Geron as the appellant in an appeal filed by Geron in the United States District Court for the Northern District of California, appealing two adverse rulings in favor of ViaCyte, Inc. by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences.  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron has contributed to Asterias.  Asterias has also assumed the Patent and Trademark Office interferences upon which the appeal is based, as well as certain oppositions filed by Geron against certain ViaCyte patent filings in the European Patent Office.

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

We have a history of operating losses and negative cash flows

Since our inception in September 2012, we have incurred operating losses and negative cash flow, and we expect to continue to incur losses and negative cash flow in the future.  Our net losses for the three months ended March 31, 2014, for the fiscal year ended December 31, 2013, and for the period from September 2012 (inception) to March 31, 2014 were $2,286,749, $22,379,744, and $25,036,571, respectively, and we had an accumulated deficit of $25,425,386 at March 31, 2014 and $23,138,637 at December 31, 2013.  Our net loss for the year ended December 31, 2013 and our accumulated deficit as of that date include $17,458,766 charged as in-process research and development expenses (“IPR&D”) in accordance with Accounting Standards Codification (“ASC”) 805-50 on account of our acquisition of certain assets from Geron.  See Notes 2 and 3 to Interim Condensed Financial Statements.  BioTime previously funded our formation and operating costs but we do not expect BioTime to continue to do so in the future.  We have limited cash resources and will depend upon future equity financings, research grants, financings through collaborations with third parties, and sales of BioTime common shares that we own as a source of funding for our operations.  There is no assurance that we will be able to obtain the financing we need from any of those sources, or that any such financing that may become available will be on terms that are favorable to us and our shareholders.

Failure to attract and retain skilled personnel and key relationships could impair our research and development efforts

Our operations are still in the start-up stage and we had only 26 employees as of March 31, 2014.  If we are successful in raising capital and initiating multiple research and development programs, we will need to recruit and hire additional qualified research scientists, laboratory technicians, clinical development, and management personnel.  Competition for these types of personnel is intense and we may experience delays in hiring the qualified people that we need.  The inability to attract and retain sufficient qualified management, scientific, or technical personnel may significantly delay or prevent the achievement of our product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition.  We will initially rely on BioTime to provide financial accounting management and personnel, and to assist us in formulating our research and development strategy and executing our product development plans.  We will also rely on consultants and advisors who are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to perform services for us.

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

•	We will have to limit our laboratory research and development work based on the amount of our cash resources.

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

•	Unless we are able to raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses

•
We plan to incur substantial research and product development expenses, and we will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties, and license fees.

•
It is likely that additional sales of equity or debt securities will be required in the near future to meet our short-term capital needs, unless we receive substantial research grants or revenues from the sale of any products that receive regulatory approval, or unless we are successful in licensing or sublicensing our technology and we receive substantial licensing fees and royalties.

•	Sales of additional equity securities could result in the dilution of the interests of present shareholders.

The condition of certain cells, cell lines and other biological materials that we acquired from Geron could impact the time and cost of commencing our research and product development programs

The cells, cell lines and other biological materials that we acquired are being stored under cryopreservation protocols intended to preserve their functionality.  We have successfully completed the verification of the viability of three lots of OPC1 cells that we intend to use in clinical trials.  However, the functional condition of the other materials cannot be certified until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment.  We intend to perform that testing on the cells that we intend to use in our research and development programs as the need arises.

To the extent that the cells we plan to use are not sufficiently functional for our purposes, we would need to incur the time and expense of regenerating cell lines from cell banks, or regenerating cell banks from cell stocks, which could delay and increase the cost of our research and development work using those cells.

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

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend

Our stem cell research program will be directed primarily by our Chief Executive Officer Dr. Michael West and by our President of Research and Development, Dr. Jane S. Lebkowski.  The loss of the services of Dr. West or Dr. Lebkowski could have a material adverse effect on us.

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

•	delays in securing clinical investigators or trial sites for our clinical trials;

•	delays in obtaining Institutional Review Board and other regulatory approvals to commence a clinical trial;

•	slower than anticipated rates of patient recruitment and enrollment, or failing to reach the targeted number of patients due to competition for patients from other trials;

•	limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payors for the use of agents used in our clinical trials;

•	negative or inconclusive results from clinical trials;

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

•
In Europe, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.”  The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to human embryonic stem cells.  However, this broad interpretation is being challenged through the European Patent Office appeals system.  As a result, we do not yet know whether or to what extent we will be able to obtain patent protection for our human embryonic stem cell technologies in Europe.

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

The patent protection for our product candidates or products may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue

The patents for our product candidates have varying expiration dates.  When these patents expire, we may be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated.  As a result, we may not be able to recover our development costs.  In some of the larger economic territories, such as the United States and Europe, patent term extension/restoration may be available to compensate for time taken during aspects of the product candidate's regulatory review.  We cannot, however, be certain that an extension will be granted or, if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be.  In addition, even though some regulatory agencies may provide some other exclusivity for a product candidate under its own laws and regulations, we may not be able to qualify the product candidate or obtain the exclusive time period.

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

As the majority shareholder, BioTime will have the voting power to approve or disapprove any matter or corporate transaction presented to our shareholders for approval, including but not limited to:

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

A majority of our directors are directors or officers of BioTime

Three of the six members of our Board of Directors are also directors of BioTime, three are officers of BioTime, and a fourth director is an employee of the investment manager of the largest shareholder of BioTime.  Some of our directors also serve on the Boards of Directors of one or more of BioTime’s other subsidiaries.  The relationship of our directors with BioTime means that we will not have a Board of Directors making business decisions on our behalf independent from BioTime. Even those of our directors who do not serve on the BioTime Board of Directors will be elected to our Board of Directors by BioTime, and they may be removed from our Board by BioTime, as the majority shareholder.

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

Many of these factors are beyond our control.  The stock markets in general, and the market for pharmaceutical and biotechnological companies in particular, have been experiencing extreme price and volume fluctuations which have affected the market price of the equity securities without regard to the operating performance of the issuing companies.  Broad market fluctuations, as well as industry factors and general economic and political conditions, may adversely affect the market price of our common stock.

If a market for our common stock develops, the market price could decline due to the large number of outstanding shares of our common stock eligible for future sale

Sales of substantial amounts of our common stock in the public market following the Series A Distribution, or the perception that those sales could occur, could cause the market price of our common stock to decline.  Sales of substantial amounts of common stock could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

The 6,537,779 Series A Shares that will be distributed to Geron’s stockholders in the Series A Distribution will be tradable without restriction.  We have agreed to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), the 2,136,000 Series B Shares that we sold to Romulus, and up to 350,000 additional Series B Shares that Romulus may acquire by exercising its warrants, and the Series A Shares into which those Series B Shares may be converted in the future.  We have agreed to file a registration statement covering the shares and warrants held by Romulus promptly after the date on which we become eligible to register those securities on Form S-3.  Under the rules for the use of Form S-3, the earliest date on which we will become eligible to register securities in a secondary offering on Form S-3 will be September 27, 2014.

We have not registered for sale or transfer under the Securities Act any of the 21,823,340 Series B Shares or 3,150,000 warrants that BioTime owns, or the Series B Shares that it may receive if it exercises its warrants.  However, BioTime reserves the right to sell its Series B Shares, or Series A Shares into which its Series B Shares may be converted, and warrants in the future or to distribute them to its shareholders.

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

Sales of certain Series A Shares may have a temporary impact on the market price of our common stock

Subject to certain limitations, Geron has agreed to distribute to its stockholders, on a pro rata basis, the Series A Shares it received from us in exchange for its stem cell assets.  Under the Asset Contribution Agreement, fractional shares will not be distributed and instead will be aggregated and sold and the proceeds of the sale will be distributed ratably to Geron stockholders who would otherwise be entitled to receive fractional shares.  Also, in lieu of distributing the Series A Shares in the certain jurisdictions, the Series A Shares otherwise issuable to Geron stockholders residing there will be sold for cash and the net cash proceeds will be distributed ratably to them.  The sale of those Series A Shares could have a temporary depressing effect on the price at which Series A Shares trade in the market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, February 16, 2014 and March 3, 2014 we granted options to purchase a total of 305,000 shares of our common stock to employees, at an exercise price of $2.34 per share.  We granted options to purchase 135,000 shares of our common stock to our directors on April 1, and April 10, 2014.  The exercise price of the options granted in April 2014 have not yet been determined by our Board of Directors.  Option grants and the issuances of common stock upon exercise of such options were exempt pursuant to Rule 701 and Section 4(2) of the Securities Act of 1933.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Numbers	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)            Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(2)            Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 17, 2014.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: May 12, 2014	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 12, 2014	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)            Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(2)            Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 17, 2014.

* Filed herewith.