Form 10-Q
period 2014-06-30
Asterias Biotherapeutics, Inc.
filed 2014-08-11
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,537,779 shares of Series A common stock, $0.0001 par value, and 24,361,040 shares of Series B common stock, $0.0001 par value, as of August 6, 2014.

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

Item 1.	Financial Statements

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,861,312	$2,171,113
Available-for-sale securities, at fair value	11,754,494	32,052,217
BioTime warrants to be distributed to holders of Series A common stock (See Note 2)	7,973,508	15,568,307
Prepaid expenses and other current assets	283,319	340,092
Total current assets	32,872,633	50,131,729

NONCURRENT ASSETS
Intangible assets, net	26,840,734	28,291,584
Equipment and furniture, net	1,389,568	1,460,518
Investment in affiliates	415,543	415,543
Other assets	360,983	54,423
Total noncurrent assets	29,006,828	30,222,068
TOTAL ASSETS	$61,879,461	$80,353,797

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Obligation to distribute BioTime warrants to holders of Series A common stock (See Note 2)	$7,973,508	$15,568,307
Amount due to BioTime	5,433,850	2,064,432
Accounts payable	253,993	567,140
Accrued liabilities	274,838	95,885
Total current liabilities	13,936,189	18,295,764

Long-term liabilities, net deferred tax liability	14,244,078	8,277,548
TOTAL LIABILITIES	28,180,267	26,573,312

Commitments and contingencies (See Note 10)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000,000 shares Series A, $0.0001 par value, and 75,000,000 shares Series B, $0.0001 par value; 6,537,779 shares Series A common stock and 24,361,040 shares Series B common stock issued and outstanding at June 30, 2014, and 6,537,779 shares Series A common stock and 23,961,040 shares Series B common stock issued and outstanding at December 31, 2013	3,070	3,050
Additional paid-in capital (See Notes 2 and 5)	65,312,331	79,850,758
Accumulated other comprehensive loss on available-for-sale investments	(3,389,064)	(2,934,686)
Deficit accumulated during the development stage	(28,227,143)	(23,138,637)
Total stockholders’ equity	33,699,194	53,780,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,879,461	$80,353,797

See accompanying notes to the condensed interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (September 24, 2012)
	2014	2013	2014	2013	to June 30, 2014
REVENUE
Royalties from product sales	$20,712	$-	$82,693	$-	$82,693
Cost of sales	(41,346)	-	(41,346)	-	(41,346)
Total gross (loss)/profit	(20,634)	-	41,347	-	41,347

EXPENSES
Research and development	(2,742,737)	(589,865)	(5,341,883)	(783,309)	(9,661,378)
Acquired in-process research and development	-	-	-	-	(17,458,766)
General and administrative	(1,544,660)	(744,404)	(2,639,134)	(1,366,350)	(7,280,883)
Total operating expense	(4,287,397)	(1,334,269)	(7,981,017)	(2,149,659)	(34,401,027)

Loss from operations	(4,308,031)	(1,334,269)	(7,939,670)	(2,149,659)	(34,359,680)

OTHER INCOME/(EXPENSE)
Interest expense, net	(5,436)	-	(9,536)	-	(11,272)
Gain on sale of fixed assets	-	-	-	-	2,430
Other expense, net	(1,548)	-	(1,584)	-	(1,600)
Total other expense, net	(6,984)	-	(11,120)	-	(10,442)

LOSS BEFORE DEFERRED INCOME TAX BENEFIT	(4,315,015)	(1,334,269)	(7,950,790)	(2,149,659)	(34,370,122)

Deferred income tax benefit	1,513,258	-	2,862,284	-	6,142,979

NET LOSS	$(2,801,757)	$(1,334,269)	$(5,088,506)	$(2,149,659)	$(28,227,143)

Unrealized loss on available-for-sale securities, net	(2,934,686)	(250)	(454,379)	-	(3,389,064)

COMPREHENSIVE LOSS	$(5,736,443)	$(1,334,519)	$(5,542,885)	$(2,149,659)	$(31,616,207)

Basic and diluted net loss per common share	$(0.09)	$(25.81)	$(0.17)	$(41.58)

Weighted average shares of common stock outstanding — basic and diluted	30,575,742	51,700	30,537,493	51,700

See accompanying notes to the condensed interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,		Period from inception (September 24, 2012) to
	2014	2013	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,088,506)	$(2,149,659)	$(28,227,143)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Acquired in-process research and development (See Note 2)	-	-	17,458,766
Depreciation expense	269,110	36,649	489,705
Stock-based compensation	1,004,844	22,439	1,708,578
Amortization of intangible assets	1,450,851	-	2,176,276
Gain on sale of equipment and furniture	-	-	(2,430)
Deferred income tax benefit	(2,862,284)	-	(6,142,979)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	56,773	(209,762)	(283,319)
Accounts payable	(313,147)	209,289	253,993
Accrued liabilities	178,953	28,032	274,838
Amount due to BioTime	3,369,418	2,756,215	9,032,596
Net cash (used in)/provided by operating activities	(1,933,988)	693,203	(3,261,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(198,161)	(573,287)	(1,444,890)
Proceeds from sale of equipment and furniture	-	-	27,500
Proceeds from sale of available-for-sale investments	12,660,908	-	12,660,908
Payment of security deposits	(306,560)	(54,423)	(360,983)
Net cash provided by/(used in) investing activities	12,156,187	(627,710)	10,882,535

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	468,000	-	5,468,000
Payment to Geron in connection with acquisition of assets on October 1, 2013	-	-	(228,104)
Net cash provided by financing activities	468,000	-	5,239,896

Net increase in cash and cash equivalents	10,690,199	65,493	12,861,312
Cash and cash equivalents at beginning of period	2,171,113	-	-
Cash and cash equivalents at end of period	$12,861,312	$65,493	$12,861,312

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Purchase of equipment and furniture, contributed by BioTime	$-	$-	$(459,454)
Available-for-sale BioTime securities contributed by BioTime	$-	$-	$34,985,163
Cancellation of indebtedness to BioTime	$-	$-	$5,000,000
Transaction costs paid by BioTime, on behalf of the Company	$-	$-	$300,000
Intangible assets acquired from Geron	$-	$-	$29,017,009
Deferred tax liability arising from difference in book versus tax basis on Geron intangible assets acquired	$-	$-	$11,558,243
Investment in affiliates, contributed by BioTime	$-	$-	$415,543
Common stock and common stock warrants issued to BioTime and Geron in connection with acquisition and transfer of assets	$-	$-	$74,098,333
Common stock issued upon investment by BioTime	$-	$-	$50,000
Reduction of subscription receivable	$-	$-	$(50,000)
Common stock issued in exchange for non-cash consideration in connection with investment by officer	$-	$-	$1,740

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

Asterias’ primary focus is the emerging field of regenerative medicine. Asterias’ core technologies center on human embryonic stem (“hES”) cells capable of becoming all of the cell types in the human body, a property called pluripotency. Asterias is developing pluripotent stem-cell based therapies in neurology and oncology, including AST-OPC1 neural cells to treat spinal cord injury, multiple sclerosis and stroke, and AST-VAC2, a pluripotent stem cell-derived cancer vaccine.

Asterias is considered to be in the development stage despite the royalty revenue generated during the six months ended June 30, 2014 as such revenue is not considered significant as defined in Statement of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

Asterias’ activities through June 30, 2014 primarily related to the preparation and commencement of its planned operations following its acquisition of assets pursuant to an Asset Contribution Agreement, on October 1, 2013. Asterias has selected December 31 as its fiscal year end.

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the Securities and Exchange Commission (“SEC”). BioTime has consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through the ownership of Asterias Series B common stock throughout the periods presented. BioTime owns 70.6% of the outstanding shares of Asterias common stock as a whole at June 30, 2014.

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

Geron Assets Acquisition

Under the Asset Contribution Agreement, Geron contributed to Asterias certain patents, patent applications, trade secrets, know-how and other intellectual property rights with respect to the technology of Geron directly related to the research, development and commercialization of certain products and know-how related to hES cells; certain biological materials, reagents, laboratory equipment; as well as clinical trial documentation, files and data, primarily related to GRNOPC1 clinical trials for spinal cord injury and VAC1 clinical trials for acute myelogenous leukemia. Asterias assumed all obligations related to such assets that would be attributable to periods, events or circumstances after the Asset Contribution closing date, including those related certain patent interference proceedings that have since been settled.

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

The fair value of the obligation to distribute BioTime Warrants equals the fair value of those warrants, which was computed as of the date of the applicable balance sheet using the Black-Scholes-Merton option pricing model. Because the fair value of the BioTime Warrants is expected to always be equal to the fair value of the obligation to distribute them at any date on which those values are determined, the remeasurement of those values will not result in a charge or credit on the statement of operations.

The difference between the fair value of assets contributed by Geron and the fair value of consideration issued to Geron was recorded as an additional contribution by Geron and recorded as additional paid-in capital.

Assets acquired from Geron consist primarily of patents and other intellectual property rights related to hES cells which Asterias intends to license to various parties interested in research, development and commercialization of hES cells technologies, and in-process research and development, which includes biological materials, reagents, clinical trial documentation, files and data related primarily to certain clinical trials previously conducted by Geron, which Geron discontinued in November 2011.

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

The values of the acquired assets were estimated as of October 1, 2013 based upon a preliminary review of those assets which took into account factors such as the condition of the cells, cell lines and other biological materials being contributed, the stage of development of particular technology and product candidates related to patents, patent applications, and know-how, the intended use of these assets and the priority assigned to the development of product candidates to which those assets relate, and the assessment of the estimated useful lives of patents. The amounts allocated to patents and other intellectual property rights that Asterias intends to license, in-process research and development with alternative future uses, and equipment were capitalized as intangible assets and are being amortized over an estimated useful life period of 10 years. The amounts allocated to IPR&D that management determined to have no alternative uses were expensed at the time of acquisition of the related assets in accordance with the requirements of ASC 805-50. The allocation was based on the relative fair value of assets eligible for capitalization and the fair value of assets representing IPR&D before assessing the deferred tax liability arising from the difference in book versus tax basis on Geron intangible assets acquired, which management estimated to be approximately equal. Accordingly, $17,458,766 was capitalized as of December 31, 2013, and $17,458,766 was expensed. These amounts are preliminary as management has not yet completed a detailed assessment and valuation of the acquired assets. Such assessment and valuation is expected to be completed during the fourth quarter of 2014. Accordingly, the amounts included in capitalized intangible assets and expensed IPR&D as of December 31, 2013 are subject to adjustments which could be material.

Asterias is also obligated to pay Geron royalties on the sale of products, if any, that are commercialized in reliance upon patents acquired from Geron, at the rate of 4% of net sales.

Stock and Warrant Purchase Agreement with Romulus

On January 4, 2013, in connection with entering into the Asset Contribution Agreement, Asterias entered into a Stock and Warrant Purchase Agreement with Romulus Films, Ltd (“Romulus”) pursuant to which Romulus agreed to purchase 2,136,000 Series B Shares and warrants to purchase 350,000 additional Series B Shares for $5,000,000 in cash upon the consummation of the Asset Contribution. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. On October 1, 2013, the shares and warrants were issued in exchange for $5,000,000 in cash.

3.	Summary of Significant Accounting Policies

Revenue recognition – Asterias complies with ASC 605-10 and records revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Royalty revenues consist of royalty payments on sales of products under a license agreement. Asterias recognizes revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When Asterias is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which Asterias has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When Asterias receives up-front nonrefundable licensing or similar fees pursuant to agreements under which Asterias does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, Asterias amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Development stage company – Asterias complies with the reporting requirements of ASC 915, “Development Stage Entities.”

Unaudited interim condensed financial information – The unaudited interim condensed balance sheet as of June 30, 2014, the unaudited interim condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013, and the period from inception (September 24, 2012) to June 30, 2014, and the unaudited interim condensed statements of cash flows for the six months ended June 30, 2014, and the period from inception (September 24, 2012) to June 30, 2014 have been prepared by Asterias’ management. The balance sheet as of December 31, 2013 is derived from Asterias' annual audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  These financial statements should be read in conjunction with Asterias' audited financial statements and related notes included in Asterias' Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows for the periods ended June 30, 2014. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results anticipated for the full year of 2014.

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

Available-for-sale securities, at fair value– Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in other income, except as discussed in Note 5.

Equipment and furniture – Equipment and furniture are stated at cost and are being depreciated using the straight-line method over a period of 36 to 120 months.

Intangible assets – Intangible assets with finite useful lives are amortized over their estimated useful lives, and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment. The accounting for acquired in-process research and development intangible assets depends on whether they were acquired as part of an acquisition of a business, or as assets that do not constitute a business. When acquired in conjunction with an acquisition of a business, those assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as part of the acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, the intangible assets related to IPR&D are expensed upon acquisition.

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

Warrants to purchase common stock – Asterias generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by Asterias as of June 30, 2014 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that Asterias may need to settle the warrants in cash. If Asterias were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, Asterias would record the fair value of the warrants as a liability at each balance sheet date and would record changes in fair value in other income and expense in the statements of operations and comprehensive loss.

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

Income taxes – In 2014, Asterias will file its own tax return including its activity for the entire 2014 calendar year. Prior to the period ended December 31, 2013, Asterias’ operations through September 30, 2013 were included in BioTime’s consolidated U.S. federal and certain state income tax returns. For the period from October 1, 2013 through December 31, 2013 Asterias filed separate tax returns. The provision for income taxes was previously determined as if Asterias had filed separate tax returns for the periods presented. Accordingly, the effective tax rate of Asterias in periods subsequent to December 31, 2013 could vary from its historical effective tax rates depending on the future legal structure of Asterias and related tax elections. Asterias accounts for income taxes in accordance with the accounting principles generally accepted in the United States, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, Asterias is subject to income tax examinations by major taxing authorities for all years since inception. Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30 2014 and June 30, 2013. Management is currently unaware of any tax issues under review.

A deferred income tax benefit of approximately $2,862,000 was recorded for the six months ended June 30, 2014, of which approximately $2,442,000 was related to federal and $420,000 was related to state taxes. A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes. No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

In June 2014, Asterias’ sale of BioTime shares resulted in a taxable gain of approximately $10.3 million and a tax payable of $4.1 million.  This payable, however, is expected to be fully offset by Asterias' available net operating losses thus, resulting in no cash income taxes due from that sale.  As of June 30, 2014, Asterias recorded a $4.7 million deferred tax liability for the temporary taxable difference in the basis of the investment still held by Asterias in BioTime stock.  Both transactions were treated as a deemed distribution by Asterias and recorded against equity.

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

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three tier value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•	Level 1– Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2– Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3– Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period until they mature or are required to be settled, except for the investment in BioTime shares, and BioTime Warrants and related obligation to distribute the BioTime Warrants, which are carried at fair value based on Level 1 inputs.

Comprehensive income/loss – ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. Asterias reports unrealized gains and losses on its available-for-sale securities as other comprehensive income (loss).

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

The computations of basic and diluted net loss per share are as follows:

	Six Months Ended June 30,
	2014	2013
Net loss	$(5,088,506)	$(2,149,659)
Weighted average shares of common stock – basic and diluted	30,537,493	51,700
Net loss per share – basic and diluted	$0.17	$41.58

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Six Months Ended June 30,
	2014	2013
Stock options under Equity Incentive Plan	3,715,415	2,580,208

Effect of recently issued and recently adopted accounting pronouncements – The following accounting standards, which are not yet effective, are presently being evaluated by Asterias to determine the impact that they might have on its financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). The guidance of this Update effects any entity that either issues contracts with customers or transfers goods or services or enters into contracts for the transfer of non-financial assets. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve those core principals, the ASU specifies steps that the entity should apply for revenue recognition. The guidance also specifies the accounting for some costs to obtain or fulfill the contract with customer and disclosure requirements to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  Asterias is currently evaluating the impact of the adoption of the ASU on its financial statements.

In May 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities” (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 “Consolidation” for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is not permitted. Asterias is currently evaluating the impact of the adoption of the ASU on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation – Stock Compensation” (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The ASU requires a performance target that effects vesting and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application is permitted. Asterias is in the process of evaluating the impact of adoption of the ASU on its financial statements.
4.	Balance Sheet Components

Equipment and Furniture, Net

At June 30, 2014 and 2013, equipment and furniture were comprised of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Equipment and furniture	$1,879,273	$1,681,113
Accumulated depreciation	(489,705)	(220,595)
Equipment and furniture, net	$1,389,568	$1,460,518

Depreciation expense amounted to $269,110 and $36,649 for the six months ended June 30, 2014 and 2013, respectively.

5.	Investment in BioTime and in BioTime Subsidiaries

Investment in BioTime

At June 30, 2014, Asterias held 3,852,880 of the 8,902,077 BioTime common shares that Asterias received in the Asset Contribution, and which are included at fair value in current assets in its balance sheet as the shares are available for use and could be sold at fair value for liquidity purposes at any time. The investment is classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income/loss, except as discussed below.

During June 2014, Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 Asterias Series B Shares to two investors for $12,500,000 in cash. Broadwood Partners, L.P., BioTime’s largest shareholder, purchased 1,000,000 of the BioTime common shares with 1,000,000 Asterias warrants. One of BioTime’s directors, Neal C. Bradsher, is President of Broadwood Partners, L.P., the investment manager of Broadwood Partners, L.P., and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President of Broadwood Capital, Inc. The exercise price of the warrants is $2.34. The exercise price and the number of shares of Asterias common stock issuable upon the exercise of the warrants are subject to adjustment in the event of a stock split, stock dividend, combination of shares, recapitalization or certain other transactions. The warrants will expire on June 15, 2015 if not exercised by that date. During June 2014, Asterias also sold 49,197 BioTime common shares in “at-the-market” transactions for gross proceeds of $160,908 in the open market through Cantor Fitzgerald & Co., acting as Asterias’ sales agent.

The gross proceeds totaling $12,660,908 received in June 2014 from Asterias' sale of BioTime common stock with warrants to purchase Asterias shares were allocated to the BioTime common shares and Asterias warrants based on their relative fair values resulting in $9,477,017 and $3,183,891 of the proceeds being allocated to the common shares and warrants, respectively. This resulted in Asterias recording in a realized loss of $10,466,327 on the sale of the BioTime shares. The loss has been accounted for as a capital transaction and recorded as a reduction of additional paid in capital in the accompanying balance sheet at June 30, 2014. The loss was calculated using a cost basis of $19,843,344, or $3.93 per share, for the BioTime common shares reflecting the closing price of BioTime common shares as reported on the NYSE MKT on October 1, 2013, the date Asterias acquired those shares from BioTime under the Asset Contribution Agreement. See Note 2. The relative fair value of the Asterias warrants was calculated applying the Black-Scholes-Merton formula using the following assumptions: expected term of one year, the contractual life of the warrants; risk-free rate of 0. 11%; 0% expected dividend yield; 94.88% expected volatility based on the average historical common stock volatility of BioTime and Geron (which were used because Asterias’ common stock does not have a trading history); a stock price of $2.34; and an exercise price of $2.34, and may not reflect the value that the warrants would bring if a trading market for the warrants existed. Asterias also recorded an unrealized net loss of $3,389,064 in other comprehensive loss, which is attributed to an unrealized loss on the remaining 3,852,880 BioTime common shares held by Asterias on June 30, 2014. For the period from October 1, 2013 to December 31, 2013, Asterias recorded an unrealized net loss of $2,934,686 in other comprehensive loss, which is attributed to an unrealized loss on the 8,902,077 BioTime common shares then held by Asterias.

Asterias reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, and the length of time and extent to which the fair value has been less than its cost basis. Based on consideration of these factors, as of June 30, 2014, no other-than-temporary impairment was recognized.

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

Both the BioTime Warrants and the corresponding obligation to distribute them will be remeasured at fair value at each balance sheet date by applying a Black-Scholes-Merton option pricing model using assumptions deemed appropriate as of the applicable date. Because the fair value of the BioTime Warrants is expected to always be equal to the fair value of the obligation to distribute those warrants at any date on which those values are determined, remeasurement of those values will not result in a charge or credit on the statement of operations and comprehensive loss. The estimated fair value of the BioTime Warrants and the corresponding obligation to distribute them as of June 30, 2014 was $7,973,508, based on a $5.00 exercise price, a $3.05 closing price on June 30, 2014, a 4.25 year term, 57.45% volatility, and a 1.5% discount rate. The estimated fair value of the BioTime Warrants and the corresponding obligation to distribute them as of December 31, 2013 was $15,568,307 based on a $5.00 exercise price, a $3.60 closing price on December 31, 2013, a 4.75 year term, 75.86% volatility, and a 1.75% discount rate. Because any increase or decrease in value of the BioTime Warrants accrues to the benefit of the holders of Series A Shares, and not to Asterias, the financial statements do not include and gain or loss related to any increases or decreases in value subsequent to October 1, 2013.

7.	Intangible assets

As of June 30, 2014, Asterias had capitalized intangible assets acquired from Geron, primarily related to patents and other intellectual property rights related to hES cells. Those assets are being amortized over an estimated economic life of 10 years on a straight-line basis, which approximates the pattern of consumption over the estimated useful lives of the assets.

Intangible assets net of accumulated amortization at June 30, 2014 and 2013 is shown in the following table:

	June 30, 2014 (Unaudited)	December 31, 2013

Intangible assets	$29,017,009	$29,017,009
Accumulated amortization	(2,176,275)	(725,425)
Intangible assets, net	$26,840,734	$28,291,584

Amortization of currently held intangible assets for periods subsequent to June 30, 2014 is estimated as follows:

Amortization
Year	Expense
2014	$1,450,851
2015	2,901,701
2016	2,901,701
2017	2,901,701
2018	2,901,701
Thereafter	13,783,079
Total	$26,840,734

8.	Common Stock and Warrants on Common Stock

At June 30, 2014, Asterias had outstanding 6,537,779 Series A Shares and 24,361,040 Series B Shares. The Series A Shares and Series B Shares are identical in substantially all respects and will vote together as a single class, without distinction as to series on all matters except as may otherwise be required by Delaware law. The two significant differences between the Series A Shares and Series B shares are:

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

Common Stock Issuance

During June 2014, Asterias sold 200,000 shares of Series B common stock at $2.34 per share for $468,000 to Pedro Lichtinger, its President and Chief Executive Officer.

Accounting for Asterias Warrants

At June 30, 2014, Asterias had outstanding warrants to purchase 8,500,000 of its Series B Shares. The value received by Asterias for the issuance of the warrants was accounted for as a component of equity because the warrants did not include any conditional obligations to issue a variable number of shares, nor was there a deemed possibility that Asterias may need to settle the warrants in cash.

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

On June 9, 2014 Pedro Lichtinger, President and Chief Executive Officer of Asterias, received 200,000 shares of “Restricted Stock” under the Equity Incentive Plan which is subject to restrictions on transfer and to forfeiture until the shares vest. The Restricted Stock vest at the rate of 16,667 shares per month while Mr. Lichtinger remains employed by Asterias.

Options Granted

As of June 30, 2014, Asterias had granted to certain officers, employees, and directors, options to purchase a total of 3,715,415 Series B Shares at exercise price of $2.34 per share. The following table summarizes stock option activity during the six months ended June 30, 2014:

Shares
Outstanding at January 1, 2014	2,840,000
Granted	1,465,000
Exercised	-
Forfeited	(589,585)
Outstanding at June 30, 2014	3,715,415
Exercisable at June 30, 2014	1,200,729

The fair value of each stock option is estimated on the grant date using the Black-Scholes-Merton option-pricing model using the following assumptions:

	June 30 2014 (Unaudited)
Risk-free interest rate	0.42 -	1.225%
Dividend yield	-
Volatility	69.37 -	83.98%
Expected term (years)	2.72 -	4.18

The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. A dividend yield of zero is applied since Asterias has not historically paid dividends and has no intention to pay dividends in the near future. The expected volatility is based upon the volatility of a group of publicly traded industry peer companies. The expected term of options granted is calculated using the simplified method under Staff Accounting Bulletin No. 107.

The weighted-average fair value of options granted and outstanding as of June 30, 2014 was $8,694,071.

Employee stock-based compensation expense recorded is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Operating expenses for the six months ended June 30, 2014 and 2013, respectively, include stock-based compensation as follows:

	Six Months Ended June 30,
	2014	2013
Research and development	$238,232	$-
General and administrative	766,612	22,439
Total stock-based compensation expense	$1,004,844	$22,439

10.	Commitments and Contingencies

Asterias had commitments consisting of obligations under a sublease of its current office and research facility and under a lease for its future office and research facility.

As of June 30, 2014, remaining minimum lease and sublease payments were as follows:

Year	Minimum Lease Payments
2014	$487,714
2015	1,578,667
2016	1,234,200
2017	1,271,160
2018	1,308,120
Thereafter	5,262,840
Total	$11,142,701

11.	Shared Facilities and Service Agreement

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

BioTime allocated $75,912 and $41,710 of general overhead expenses as well as $11,731 and $0 of research and development overhead to Asterias during the six months ended June 30, 2014 and 2013, respectively. In addition, BioTime allocated $135,126 and $108,585 of salaries and related charges to general and administrative expenses, and $6,658 and $6,951 of salaries and related charges to research and development expenses,  during the six months ended June 30, 2014 and 2013, respectively.

12.	Subsequent Events

We evaluated subsequent events through the issuance date of the financial statements.  We are not aware of any significant events, that occurred subsequent to the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q that would have a material impact on our financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our unaudited interim condensed financial statements for the three and six months ended June 30, 2014 and 2013 and for the period from September 24, 2012 (our date of inception) to June 30, 2014, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013 and related notes included elsewhere in this Quarterly Report on Form 10-Q. These historical financial statements may not be indicative of our future performance. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Risk Factors" in this Report and in our Annual Report on Form 10-K.

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine. Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency. We plan to develop pluripotent stem-cell based therapies in neurology and oncology, including AST-OPC1 neural cells to treat spinal cord injury, multiple sclerosis and stroke, and AST-VAC2, a pluripotent stem cell-derived cancer vaccine.

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

Business Strategy

By acquiring Geron’s stem cell assets, we now have the use of cell lines and other biological materials, patents, and technology developed by Geron over 12 years of work focused in the following complementary areas:

•	The establishment of cell banks of undifferentiated hES cells produced under current good manufacturing practices (“cGMP”) and suitable for the manufacture of differentiated cells for human therapeutic use;

•	The development of scalable differentiation methods which convert, at low cost, undifferentiated hES cells into functional cells suitable for human therapeutic use that can be stored and distributed in the frozen state for “off-the-shelf” use;

•	The development of regulatory paradigms that we believe will be sufficient to satisfy both U.S. and European regulatory authority requirements to begin human clinical testing of products made from hES cells; and

•	The continuous filing and prosecution of patents covering inventions to protect commercialization rights, as well as consummating in-licenses to enable freedom to operate in a variety of fields.

Products under Development

The initial product candidates that we plan to develop from various cell types that we acquired from Geron are summarized in the following table:

Product Candidate Description	Target Market	Estimated Number of Potential Patients(1)	Status
AST-OPC1 – Glial Cells	Current development focus:
	Spinal Cord Injury	12,000 new cases per year in U.S.	Phase I Trial completed in U.S. 5 Patients treated – no serious adverse events related to the OPC1 drug product to date.
Additional potential markets:
	Multiple Sclerosis (“MS”)	180,000 new cases per year in U.S.	Proof of principle achieved in animal models.

	Canavan's Disease(2)	Rare	Proof of principle achieved in animal models.

	Stroke	800,000 new cases per year in U.S.	Pre-clinical research.

AST-VAC2 – Dendritic Cells	Current development focus:
	Non-small Cell Lung Cancer	166,000 new cases per year in U.S.
Cells derived and characterization studies performed (parameters analyzed showed normal cell functions in vitro(3)).
Proof of concept established in multiple human in vitro(3) systems. Scalable manufacturing methods under development.

Additional potential markets:
Multiple cancer types

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

Additional product candidates that we may determine to develop from various cell types that we acquired from Geron are summarized in the following table:

Product Candidate Description	Target Market	Estimated Number of Potential Patients(1)	Status
AST-VAC1 – Autologous Monocyte – Derived Dendritic Cells (infused cells derived from the treated patient)	Cancer	Prostate: 240,000 new cases per year in U.S.	Phase I study in metastatic prostate cancer completed (Journal of Immunology, 2005, 174: 3798-3807).
		Acute myelogenous leukemia: more than 12,000 new cases per year in U.S.	Phase I/II study in acute myelogenous leukemia completed. Manuscript in preparation.

CHND1 – Chondrocytes	Osteoarthritis	25 million total patients in U.S.	Cells derived and partly characterized.

Early non-clinical studies have been performed in animal models of osteoarthritis.

	Degenerative Disk Disease	400,000 new spinal fusion cases per year in U.S.	Pre-clinical research.

CM1 – Cardiomyocytes	Heart Failure	6 million total patients in U.S.	Cells derived and characterization studies performed (parameters analyzed showed normal cell functions in vitro).
	Myocardial Infarction	900,000 new cases per year in U.S.	Proof of concept in three animal models of disease.
Scalable manufacturing established.
First in man clinical trial designed.

(1)	The estimates of the numbers of potential patients shown in the table are based on data for the United States only and do not include potential patients in other countries.

Additional Information

We were incorporated in September 2012 under the name BioTime Acquisition Corporation in the state of Delaware. We changed our name to Asterias Biotherapeutics, Inc. in March 2013. Our principal executive offices are located at 230 Constitution Drive, Menlo Park, California 94025. Our telephone number is (650) 433-2900. We currently maintain an Internet website at www.asteriasbiotherapeutics.com.

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

Critical Accounting Policies

Development Stage Company – We comply with the reporting requirements of ASC 915, “Development Stage Entities.”

Revenue recognition – We comply with ASC 605-10 and record revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Royalty revenues consist of royalty payments on sales of products under a license agreement. We recognize revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as general and administrative expenses when incurred. This accounting is in compliance with guidance promulgated by the Financial Accounting Standards Board (“FASB”) regarding goodwill and other intangible assets.

Intangible assets – Intangible assets with finite useful lives are amortized over estimated useful lives and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment. Acquired in-process research and development intangible assets are accounted depending on whether they were acquired as part of an acquisition of a business, or assets that do not constitute a business. When acquired in conjunction with acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as our acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to in process research and development (“IPR&D”) are expensed upon acquisition.

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

Results of Operations

Our activities through June 30, 2014 primarily related to the preparation and commencement of our planned research and development operations following the Asset Contribution which consummated on October 1, 2013. Certain other expenses are primarily attributed to rent and utilities, salaries and related expenses, amortization of intangible assets, and general overhead expenses.

For the three and six months ended June 30, 2014, we recorded a net loss of $2,801,757 and $5,088,506, respectively.

Research and development expenses – Research and development expenses increased by $2,152,872 to $2,742,737 for the three month period ended June 30, 2014 compared to $589,865 for the three months ended June 30, 2013. The increase for the three month period is the result of the ramp-up from our operations following our acquisition of stem cell assets from Geron and BioTime through the Asset Contribution. The increase in research and development expenses is primarily attributable to an increase of $790,388 in employee compensation and related costs, including stock based compensation, allocated to research and development expenses, $725,425 of amortization of the value of Geron’s stem cell assets acquired under the Asset Contribution, an increase of $77,064 in laboratory expenses and supplies, an increase of $216,523 in license and patent fees and patent related litigation fees related primarily to certain patent interference proceedings that we assumed from Geron, an increase of $101,207 in depreciation expenses allocated to research and development expenses, an increase of $91,716 in outside research and service fees, an increase of $42,964 in rent and facilities maintenance related expenses allocated to research and development expenses, and an increase in legal expenses of $47,609. The increase in research and development expenses during the three months ended June 30, 2014 reflects in part a ramp up of work on our AST-OPC1 project following the approval of a grant from the California Institute for Regenerative Medicine (“CIRM”) to fund a portion of that work.

Research and development increased by $4,558,574 to $5,341,883 for the six month period ended June 30, 2014 compared to $783,309 for the six months ended June 30, 2013. The increase is the result of the ramp-up of our operations following our acquisition of stem cell assets from Geron and BioTime through the Asset Contribution and the incurrence of patent and related litigation costs. The increase in research and development expenses is primarily attributable to an increase of $1,578,898 in employee compensation and related costs, including stock based compensation, allocated to research and development expenses, an increase of $1,450,850 of amortization of the value of Geron’s stem cell assets acquired under the Asset Contribution. The increase in employee compensation reflects the hiring of additional management and scientific personnel, and certain executives and other employees who had been employed on a part-time basis during the first half of 2013 becoming employed by us on a full-time basis. Other components of the increase in research and development expenses were: an increase of $234,980 in laboratory expenses and supplies, an increase of $453,698 in license and patent fees and patent related litigation fees related primarily to the certain patent interference proceedings that we assumed from Geron but settled during the quarter, an increase of $271,074 in outside research and service fees, an increase of $206,333 in depreciation expenses allocated to research and development expenses, an increase of $104,945 in scientific consulting expenses, an increase of $65,096 in rent and facilities maintenance related expenses allocated to research and development expenses, an increase of $70,274 in legal expenses, and an increase of $24,907in travel expenses allocated to research and development expenses.

Overall, the increase in research and development expenses relates to costs incurred in setting up our research and product development facility and equipment, initiating our initial product development programs, planning the next phase of clinical trials for our AST-OPC1 and initial clinical trials for our AST-VAC2 product candidates, evaluating other technology that may be available for in-licensing or acquisition, preparing applications for research grants, and initiating discussions with third parties for the manufacture or co-development of product candidates.

General and administrative expenses – General and administrative expenses increased by $800,256 to $1,544,660 for the three month period ended June 30, 2014 compared to $744,404 for the three months ended June 30, 2013. The increase is the result of the continuation of the ramp-up of our operations following our acquisition of stem cell assets from Geron and BioTime through the Asset Contribution. The increase in general and administrative expenses is primarily attributable to an increase $691,401 in employee compensation, including stock-based compensation, and related costs allocated to general and administrative expenses, arising from the hiring of additional management and administrative personnel, and certain executives and other employees who had been employed on a part-time basis during the first half of 2013 becoming employed by us on a full-time basis. Other components of the increase in general and administrative expenses included: an increase of $164,000 in accounting and tax services, and an increase of $23,201 in general overhead charges allocated to us by BioTime. These increases were offset in part by a decrease of $63,769 in legal expenses.

General and administrative expenses increased by $1,272,784 to $2,639,134 for the six month period ended June 30, 2014 compared to $1,366,350 for the six months ended June 30, 2013. The increase is attributable to the same factors that contributed to the increase of general and administrative expenses during the three months ended June 30, 2014, and includes an increase of $1,103,641 in employee compensation, including stock-based compensation, and related costs allocated to general and administrative expenses, an increase of $211,981 in accounting and tax services, an increase of $145,474 in state corporation and franchise taxes, an increase of $46,951 in rent and facilities maintenance related expenses allocated to general and administrative expenses, an increase of $37,777 in consulting fees, and an increase of $34,202 in general overhead charges allocated to us by BioTime. These increases were offset in part by a decrease of $318,347 in legal expenses.

Income Taxes

A deferred income tax benefit of approximately $2,862,000 was recorded for the six months and ended June 30, 2014, of which approximately $2,442,000 was related to federal and $420,000 was related to state taxes. A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes. No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

In June 2014, Asterias’ sale of BioTime shares resulted in a taxable gain of approximately $10.3 million and a tax payable of $4.1 million.  This payable, however, is expected to be fully offset by Asterias' available net operating losses thus, resulting in no cash income taxes due from that sale.  As of June 30, 2014, Asterias recorded a $4.7 million deferred tax liability for the temporary taxable difference in the basis of the investment still held by Asterias in BioTime stock.  Both transactions were treated as a deemed distribution by Asterias and recorded against equity.

Liquidity and Capital Resources

At June 30, 2014, we had $12,861,312 of cash and cash equivalents on hand and we held 3,852,880 BioTime common shares, with a market value of approximately $11,751,284 on that date. Subsequent to June 30, 2014, we paid $5,000,000 to BioTime to reimburse BioTime for expenses paid or incurred by BioTime on our behalf prior to our receipt of $12,660,908 in proceeds from the sale of 5,049,197 of our BioTime common shares during June 2014. See “Cash provided by financing activities” below.

We may raise capital from time to time through the sale of the BioTime common shares. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We expect to sell the BioTime common shares through Cantor Fitzgerald & Co. or such other broker-dealer as BioTime may designate. We may also sell BioTime common shares by any other method permitted by law, including in privately negotiated transactions.

We will bear all broker-dealer commissions payable in connection with the sale of the BioTime common shares. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated.

During April 2014 we instituted certain management changes, including the appointment of three new directors and the replacement of our President and Chief Executive Officer. Our management is working to better align our expenditures with available capital resources, and will continue to explore synergistic opportunities at Asterias and BioTime that may advance product development in a cost effective manner. For example, insight that BioTime has gained from its PureStem® technology might help us improve the purity and efficiency of production of the hES derived progenitor cells that we may use in some of our product development programs. We are continuing to evaluate the opportunities for our stem cell assets in order to select the best paths for the advancement of our key product programs, including paths that can be followed with our current financial assets and those that would be open if we obtain the funding we are seeking in the form of research grants, cooperative development arrangements, and new equity capital.

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

We have outstanding warrants to purchase 3,500,000 of our Series B Shares at an exercise price of $5 per share that will expire on September 30, 2016, and warrants to purchase 5,000,000 of our Series B Shares at an exercise price of $2.34 per share that will expire on June 15, 2015. We will receive $29,200,000 if all of the warrants are exercised. There can be no assurance that the warrants will be exercised.

We plan to use the cash we have available to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses. We may also use available funds for any clinical trials of products that we may conduct. We expect to continue to incur operating losses and negative cash flows. BioTime contributed to the funding of our business activities from inception through June 30, 2014 but is not expected to do so in the future.

We may need to raise additional capital from time to time to pay operating expenses. We may raise additional capital through the issue and sale of shares of our common stock or preferred stock or other securities and through the sale of the BioTime common shares we hold. The prices at which we may issue and sell our securities and our BioTime common shares in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

We have been awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund our clinical development of AST-OPC1. The grant will provide funding for us to reinitiate clinical development of AST-OPC1 in subjects with spinal cord injury, to expand clinical testing of escalating doses in the target population intended for future pivotal trials, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. We are preparing to initiate the dose escalation Phase 1/2a clinical trial of AST-OPC1 in patients with cervical injuries in six to nine months subject to clearance from the United States Food and Drug Administration (“FDA”). The CIRM funding will be conditioned on approval of the trial by the FDA, execution of a definitive agreement between us and CIRM, and our continued progress to achieve certain pre-defined project milestones. We are in the process of negotiating with CIRM the funding agreement for our award, including the schedule for disbursement of the awarded funds and the pre-defined project milestones for continued funding. Our ability to initiate the Phase 1/2a trial of AST-OPC1 on schedule will be dependent on our timely completion of these negotiations, and our ability to achieve adequate funds disbursements from CIRM during the early period of the award.

We have passed the scientific review stage and have reached agreement in principle on the funding agreement for a grant from a large United Kingdom based charitable organization to fund Phase I/IIa clinical development of our AST-VAC2 product candidate. Under the proposed grant, Asterias would complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and would transfer the resulting cGMP-compatible process to our partner. Our partner would perform and fund both the Phase I/IIa clinical trial of AST-VAC2 in cancer patients and the cGMP manufacturing costs of AST-VAC2. We anticipate that we will complete our negotiations and execute the funding agreement during the second half of 2014. This same charitable organization had awarded a similar grant for VAC2 to Geron but that grant was withdrawn after Geron terminated the program in November 2011.

There can be no assurance that we will receive any of the grants that we are seeking.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders.

Cash provided by/(used in) operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations. During the six months ended June 30, 2014, our total research and development expenditures were $5,341,883 and our general and administrative expenditures were $2,639,134. Net loss for the six months ended June 30, 2014 amounted to $5,088,506. We received $82,693 of cash during this period from royalty revenues on product sales by licensees. As of June 30, 2014 and December 31, 2013, we had a working capital surplus of $18,936,444 and $31,835,965, respectively, and an accumulated deficit of $28,227,143 and $23,138,637, respectively, based on our operating losses and the expensed IPR&D.

Net cash used in operating activities during this period amounted to $1,933,988. The difference between the net loss and net cash used in operating activities during the six months ended June 30, 2014 was primarily attributable to $3,369,418 of our expenses paid by BioTime which is included in “amount due to BioTime” on our June 30, 2014 balance sheet, amortization of $1,450,851 in intangible assets, $1,004,844 in stock-based compensation paid to employees, consultants and directors, $269,110 in depreciation expenses, $178,953 in accrued expenses, and $56,773 in prepaid expenses and other current assets. This overall difference was offset to some extent by $2,862,284 in deferred income tax benefits, and $313,147 in accounts payable.

Investing and financing activities

During the six months ended June 30, 2014, we used $198,161 in cash to purchase equipment and furniture, and paid $306,560 as security deposits for our leased facilities. During June 2014, we received $12,660,908 in proceeds from the sale of 5,049,197 our BioTime common shares, including 49,197 shares sold in open market transactions and 5,000,000 shares sold with warrants to purchase 5,000,000 Asterias Series B Shares to two investors for $12,500,000 in cash. The exercise price of the warrants is $2.34. The exercise price and the number of shares of Asterias common stock issuable upon the exercise of the warrants are subject to adjustment in the event of a stock split, stock dividend, combination of shares, recapitalization or certain other transactions. The warrants will expire on June 15, 2015 if not exercised by that date.

During June 2014, we also received $468,000 from the sale of 200,000 of our Series B shares to our newly appointed President and Chief Executive Officer for $2.34 per share.

Off-Balance Sheet Arrangements

As of June 30, 2014, and as of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During May 2014, we entered into a settlement agreement with ViaCyte, Inc. (“ViaCyte”) concerning certain litigation in the United States District Court for the Northern District of California (Civil Action No. C12-04813) seeking the reversal of two adverse determinations by the United States Patent and Trademark Office with respect to two patent applications in U.S. Patent Interference 105,734, involving U.S. patent 7,510,876 (ViaCyte) and U.S. patent application 11/960,477 (Geron), and U.S. Patent Interference 105,827 involving U.S. patent 7,510,876 (ViaCyte) and U.S. patent application 12/543,875 (Geron), along with four Opposition Proceedings pending before the Australian Patent Office pertaining to priority rights and the validity of each party’s patents relating to endodermal precursor cells. Under the terms of the settlement agreement, the parties granted to each other a royalty free, fully paid license to each other’s technology relating to endoderm lineage cells including definitive endoderm and gut endoderm cells, only to the extent necessary to allow the licensee to make, use, sell, offer for sale, or import endodermal lineage cells. The Asterias patents that were licensed to ViaCyte in the settlement include US Patent Application No 11/161,633. The ViaCyte patents that were licensed to us in the settlement included US Patent Application Nos. 11/021,618, 11/093,590, 10/584,338, 11/165,305, 11/317,387, and 11/860,494.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

We have a history of operating losses and negative cash flows

Since our inception in September 2012, we have incurred operating losses and negative cash flow, and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the six months ended June 30, 2014, for the fiscal year ended December 31, 2013, and for the period from September 2012 (inception) to June 30, 2014 were $5,088,506, $22,379,744, and $28,227,143, respectively, and we had an accumulated deficit of $28,227,143 at June 30, 2014 and $23,138,637 at December 31, 2013. Our net loss for the year ended December 31, 2013 and our accumulated deficit as of that date include $17,458,766 charged as in-process research and development expenses (“IPR&D”) in accordance with Accounting Standards Codification (“ASC”) 805-50 on account of our acquisition of certain assets from Geron. See Notes 2 and 3 to Interim Condensed Financial Statements. BioTime previously funded our formation and operating costs but we do not expect BioTime to continue to do so in the future. We have limited cash resources and will depend upon future equity financings, research grants, financings through collaborations with third parties, and sales of BioTime common shares that we own as a source of funding for our operations. There is no assurance that we will be able to obtain the financing we need from any of those sources, or that any such financing that may become available will be on terms that are favorable to us and our shareholders.

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

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend

Our stem cell research program will be directed primarily by our President and Chief Executive Officer Pedro Lichtinger and by our President of Research and Development, Dr. Jane S. Lebkowski. The loss of the services of Mr. Lichtinger or Dr. Lebkowski could have a material adverse effect on us.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 150,000,000 shares of common stock, consisting of 75,000,000 Series A Shares and 75,000,000 Series B Shares. We are also authorized to issue 5,000,000 shares of “blank check” preferred stock. As of August 5, 2014, we had issued and outstanding 6,537,779 Series A Shares and 24,361,040 Series B Shares. We have also reserved 8,500,000 Series B Shares for issuance upon the exercise of the warrants, and 4,500,000 Series B Shares for issuance under a stock option and stock purchase plan. The Series B Shares will be convertible into Series A Shares after the completion of the Series A Distribution and the BioTime Warrants Distribution.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Numbers	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (3)

4.2	Form of Warrant (included in Exhibit 4.1) (3)

10.1	Employment Agreement, dated as of June 9, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (3)

10.2	Stock Purchase Agreement, dated June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (3)

10.3	Purchase Agreement, dated June 13, 2014, between Broadwood Partners, L.P. and Asterias Biotherapeutics, Inc. (3)

10.4	Purchase Agreement, dated June 13, 2014, between The George Karfunkel 2007 Grantor Trust #1 and Asterias Biotherapeutics, Inc. (3)

10.5	Registration Rights Agreement, dated June 16, 2014, between The George Karfunkel 2007 Grantor Trust #1, Broadwood Partners, L.P., and Asterias Biotherapeutics, Inc. (3)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(2)	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 17, 2014.

(3)	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 19, 2014.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: August 11, 2014	/s/ Pedro Lichtinger
Pedro Lichtinger
Chief Executive Officer

Date: August 11, 2014	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (3)

4.2	Form of Warrant (included in Exhibit 4.1) (3)

10.1	Employment Agreement, dated as of June 9, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (3)

10.2	Stock Purchase Agreement, dated June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (3)

10.3	Purchase Agreement, dated June 13, 2014, between Broadwood Partners, L.P. and Asterias Biotherapeutics, Inc. (3)

10.4	Purchase Agreement, dated June 13, 2014, between The George Karfunkel 2007 Grantor Trust #1 and Asterias Biotherapeutics, Inc. (3)

10.5	Registration Rights Agreement, dated June 16, 2014, between The George Karfunkel 2007 Grantor Trust #1, Broadwood Partners, L.P., and Asterias Biotherapeutics, Inc. (3)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(2)	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 17, 2014.

(3)	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 19, 2014.

* Filed herewith.