Form 10-Q
period 2014-09-30
Asterias Biotherapeutics, Inc.
filed 2014-11-10
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 001-36646

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,902,152 shares of Series A common stock, $0.0001 par value, as of November 7, 2014.

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

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

CONDENSED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,025,499	$2,171,113
Available-for-sale securities, at fair value	12,100,043	32,052,217
BioTime warrants to be distributed to holders of Series A common stock (See Note 2)	7,572,089	15,568,307
Prepaid expenses and other current assets	352,502	340,092
Total current assets	25,050,133	50,131,729

NONCURRENT ASSETS
Intangible assets, net	26,115,308	28,291,584
Equipment and furniture, net	1,252,158	1,460,518
Investment in affiliates	415,543	415,543
Other assets	360,983	54,423
Total noncurrent assets	28,143,992	30,222,068
TOTAL ASSETS	$53,194,125	$80,353,797

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Obligation to distribute BioTime warrants to holders of Series A common stock (See Note 2)	$7,572,089	$15,568,307
Amount due to BioTime	406,379	2,064,432
Accounts payable	386,064	567,140
Accrued liabilities	140,400	95,885
Total current liabilities	8,504,932	18,295,764

Long-term liabilities, net deferred tax liability	10,787,141	8,277,548
TOTAL LIABILITIES	19,292,073	26,573,312

Commitments and contingencies (See Note 10)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000,000 shares Series A, $0.0001 par value, and 75,000,000 shares Series B, $0.0001 par value; 6,537,779 shares Series A common stock and 24,361,040 shares Series B common stock issued and outstanding at September 30, 2014, and 6,537,779 shares Series A common stock and 23,961,040 shares Series B common stock issued and outstanding at December 31, 2013	3,075	3,050
Additional paid-in capital (See Notes 2 and 5)	66,851,919	79,850,758
Accumulated other comprehensive loss on available-for-sale investments	(3,043,515)	(2,934,686)
Deficit accumulated during the development stage	(29,909,427)	(23,138,637)
Total stockholders’ equity	33,902,052	53,780,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,194,125	$80,353,797

See accompanying notes to the condensed interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (September 24, 2012)
	2014	2013	2014	2013	to September 30, 2014
REVENUE
Royalties from product sales	$84,515	$-	$167,207	$-	$167,207
Cost of sales	(42,258)	-	(83,603)	-	(83,603)
Total gross profit	42,257	-	83,604	-	83,604

EXPENSES
Research and development	(2,568,214)	(1,149,059)	(7,910,097)	(1,931,048)	(12,229,592)
Acquired in-process research and development	-	-	-	-	(17,458,766)
General and administrative	(1,468,754)	(1,523,732)	(4,107,888)	(2,888,028)	(8,749,636)
Total operating expenses	(4,036,968)	(2,672,791)	(12,017,985)	(4,819,076)	(38,437,994)

Loss from operations	(3,994,711)	(2,672,791)	(11,934,381)	(4,819,076)	(38,354,390)

OTHER INCOME/(EXPENSE)
Interest expense, net	(291)	-	(9,827)	-	(11,564)
Gain on sale of fixed assets	-	2,430	-	2,430	2,430
Other income (expense), net	26	1,833	(1,559)	1,924	(1,575)
Total other income (expense), net	(265)	4,263	(11,386)	4,354	(10,709)

LOSS BEFORE DEFERRED INCOME TAX BENEFIT	(3,994,976)	(2,668,528)	(11,945,767)	(4,814,722)	(38,365,099)

Deferred income tax benefit	2,312,693	-	5,174,977	-	8,455,672

NET LOSS	(1,682,283)	(2,668,528)	(6,770,790)	(4,814,722)	(29,909,427)

Unrealized gain (loss) on available-for-sale securities, net	345,549	-	(108,829)	-	(3,043,515)

COMPREHENSIVE LOSS	$(1,336,734)	$(2,668,528)	$(6,879,619)	$(4,814,722)	$(32,952,942)

Basic and diluted net loss per common share	$(0.05)	$(51.62)	$(0.22)	$(93.13)

Weighted average shares of common stock outstanding — basic and diluted	30,898,819	51,700	30,659,259	51,700

See accompanying notes to the condensed interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,		Period from inception (September 24, 2012) to
	2014	2013	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,770,790)	$(4,814,722)	$(29,909,427)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Acquired in-process research and development (See Note 2)	-	-	17,458,766
Depreciation expense	408,613	95,244	629,208
Stock-based compensation	1,400,193	441,434	2,103,927
Amortization of intangible assets	2,176,276	-	2,901,701
Gain on sale of equipment and furniture	-	(2,430)	(2,430)
Deferred income tax benefit	(5,174,977)	-	(8,455,672)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,410)	(220,160)	(352,502)
Accounts payable	(181,076)	353,744	386,064
Accrued liabilities	44,515	234,907	140,400
Amount due to BioTime	(1,658,053)	5,630,991	4,005,125
Net cash (used in)/provided by operating activities	(9,767,709)	1,719,008	(11,094,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(200,253)	(1,600,506)	(1,446,982)
Proceeds from sale of equipment and furniture	-	27,500	27,500
Proceeds from sale of available-for-sale securities	12,660,908	-	12,660,908
Payment of security deposits	(306,560)	(54,423)	(360,983)
Net cash provided by/(used in) investing activities	12,154,095	(1,627,429)	10,880,443

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	468,000	-	5,468,000
Payment to Geron in connection with acquisition of assets on October 1, 2013	-	-	(228,104)
Net cash provided by financing activities	468,000	-	5,239,896

Net increase in cash and cash equivalents	2,854,386	91,579	5,025,499
Cash and cash equivalents at beginning of period	2,171,113	-	-
Cash and cash equivalents at end of period	$5,025,499	$91,579	$5,025,499

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Purchase of equipment and furniture, contributed by BioTime	$-	$-	$(459,454)
Available-for-sale BioTime securities contributed by BioTime	$-	$-	$34,985,163
Cancellation of indebtedness to BioTime	$-	$-	$5,000,000
Transaction costs paid by BioTime, on behalf of the Company	$-	$-	$300,000
Intangible assets acquired from Geron	$-	$-	$29,017,009
Deferred tax liability arising from difference in book versus tax basis on Geron intangible assets acquired	$-	$-	$11,558,243
Investment in affiliates, contributed by BioTime	$-	$-	$415,543
Common stock and common stock warrants issued to BioTime and Geron in connection with acquisition and transfer of assets	$-	$-	$74,098,333
Common stock issued upon investment by BioTime	$-	$-	$50,000
Reduction of subscription receivable	$-	$-	$(50,000)
Common stock issued in exchange for non-cash consideration in connection with investment by officer	$-	$-	$1,740

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

Asterias is considered to be in the development stage despite the royalty revenue generated during the nine months ended September 30, 2014 as such revenue is not considered significant as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

Asterias’ activities through September 30, 2014 primarily related to the preparation and commencement of its planned operations following its acquisition of assets pursuant to an Asset Contribution Agreement, on October 1, 2013. Asterias has selected December 31 as its fiscal year end.

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the Securities and Exchange Commission (“SEC”). BioTime has consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through the ownership of Asterias common stock throughout the periods presented. BioTime owns 70.6% of the outstanding shares of Asterias common stock at September 30, 2014.

BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of Asterias based on the amount of time that particular employee devotes to Asterias affairs. Other expenses such as legal, accounting, travel, and entertainment expenses are allocated to Asterias to the extent that those expenses are incurred by or on behalf of Asterias. BioTime also allocates certain overhead expenses such as insurance, internet, and telephone expenses based on a percentage determined by management. These allocations are made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to Asterias operations or management. Management evaluates the appropriateness of the percentage allocations on a quarterly basis and believes that this basis for allocation is reasonable.

At September 30, 2014, Asterias had $5,025,499 of cash and cash equivalents on hand and it held 3,852,880 BioTime common shares, with a market value of  $12,100,043 on that date. Asterias received $12,660,908 in proceeds from the sale of 5,049,197 of its BioTime common shares during June 2014.

Asterias may raise capital from time to time through the sale of the BioTime common shares. Asterias may sell its BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. Asterias expects to sell the BioTime common shares through Cantor Fitzgerald & Co. or such other broker-dealer as BioTime may designate. Asterias may also sell BioTime common shares by any other method permitted by law, including in privately negotiated transactions. Asterias will bear all broker-dealer commissions payable in connection with the sale of the BioTime common shares. Broker-dealers may receive commissions or discounts from Asterias (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated.

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

Transfer of BioTime Assets

Under the Asset Contribution Agreement, BioTime contributed to Asterias 8,902,077 BioTime common shares registered for re-sale under the Securities Act of 1933, as amended; warrants to subscribe for and purchase 8,000,000 additional BioTime common shares (the “BioTime Warrants”) exercisable for a period of five years at a price of $5.00 per share, subject to pro rata adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions; a 10% common stock interest in BioTime’s subsidiary OrthoCyte Corporation (“OrthoCyte”); a 6% ordinary stock interest in BioTime’s subsidiary Cell Cure Neurosciences, Ltd. (“Cell Cure Neurosciences”); and a quantity of certain hES cell lines produced under “current good manufacturing practices” (“cGMP”) sufficient to generate master cell banks, and non-exclusive, world-wide, royalty-free licenses to use those cell lines and certain patents pertaining to stem cell differentiation technology for any and all purposes. In return, Asterias issued to BioTime 21,773,340 shares of its Series B common stock, par value $0.0001 per share (“Series B Shares”), and warrants to purchase 3,150,000 Series B Shares, exercisable for a period of three years from the date of issue at an exercise price of $5.00 per share. The warrants issued to BioTime are now exercisable for shares of Series A common stock, par value $0.0001 per share (“Series A Shares”) as the outstanding Series B Shares were converted into Series A Shares in October 2014. See Note 12. In addition, BioTime cancelled Asterias’ obligations under a loan of $5,000,000 from BioTime, related to cash financing provided by BioTime during 2013 prior to the Asset Contribution closing.

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

As consideration for the acquisition of assets from Geron, Asterias issued to Geron 6,537,779 Series A Shares, which Geron agreed to distribute to its stockholders, on a pro rata basis, subject to applicable legal requirements and certain other limitations (the “Series A Distribution”). Asterias was also obligated to distribute to the holders of its Series A Shares the 8,000,000 BioTime Warrants contributed to Asterias by BioTime. Geron gave notice to Asterias that the Series A Distribution was completed on August 15, 2014. On October 1, 2014 the distribution of the BioTime Warrants to the new holders of Series A Shares was completed and on October 3, 2014 Asterias’ Series B Shares were converted to Series A shares. See Note 12.

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

Stock and Warrant Purchase Agreement with Romulus

On January 4, 2013, in connection with entering into the Asset Contribution Agreement, Asterias entered into a Stock and Warrant Purchase Agreement with Romulus Films, Ltd (“Romulus”) pursuant to which Romulus agreed to purchase 2,136,000 Series B Shares and warrants to purchase 350,000 additional Series B Shares for $5,000,000 in cash upon the consummation of the Asset Contribution. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. Following the conversion of the Series B Shares into Series A Shares on October 3, 2014, such warrants are now exercisable into Series A Shares. See Note 12. On October 1, 2013, the shares and warrants were issued in exchange for $5,000,000 in cash.

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

Unaudited interim condensed financial information – The unaudited interim condensed balance sheet as of September 30, 2014, the unaudited interim condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013, and the period from inception (September 24, 2012) to September 30, 2014, and the unaudited interim condensed statements of cash flows for the nine months ended September 30, 2014 and 2013, and the period from inception (September 24, 2012) to September 30, 2014 have been prepared by Asterias’ management. The balance sheet as of December 31, 2013 is derived from Asterias' annual audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with Asterias' audited financial statements and related notes included in Asterias' Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows for the periods presented herein. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results anticipated for the full year of 2014.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Warrants to purchase common stock– Asterias generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by Asterias as of September 30, 2014 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that Asterias may need to settle the warrants in cash.

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

Income taxes – In 2014, Asterias will continue to file its own U.S. federal tax return including its activity for the entire 2014 calendar year. For California purposes their activity will continue to be included in BioTime’s California combined tax return. Prior to the period ended December 31, 2013, Asterias’ operations through September 30, 2013 were included in BioTime’s consolidated U.S. federal income tax return. For the period from October 1, 2013 through December 31, 2013 Asterias filed a separate U.S federal tax return. For California, Asterias’ activity for the entire 2013 calendar year was included in BioTime’s combined tax return. The provision for income taxes was previously determined as if Asterias had filed separate tax returns for the periods presented. Accordingly, the effective tax rate of Asterias in periods subsequent to December 31, 2013 could vary from its historical effective tax rates depending on the future legal structure of Asterias and related tax elections. Asterias accounts for income taxes in accordance with the accounting principles generally accepted in the United States, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, Asterias is subject to income tax examinations by major taxing authorities for all years since inception. Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2014 and December 31, 2013. Management is currently unaware of any tax issues under review.

A deferred income tax benefit of approximately $5,175,000 was recorded for the nine months ended September 30, 2014, of which approximately $3,580,000 was related to federal and $1,595,000 was related to state taxes. A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes. No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

In June 2014, Asterias’ sale of BioTime shares resulted in a taxable gain of approximately $10.3 million and a tax payable of $3.6 million. Asterias received the BioTime shares from BioTime as part of their consideration under the Asset Contribution Agreement, a tax free transaction. See Note 2. This payable, however, is expected to be fully offset by available net operating losses thus, resulting in no cash income taxes due from that sale. As of September 30, 2014, Asterias recorded a $4.1 million deferred tax liability for the temporary taxable difference in the basis of the investment still held by Asterias in BioTime stock. Both transactions were treated as a deemed distribution by Asterias and recorded against equity.

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

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period until they mature or are required to be settled, except for the investment in BioTime shares, and BioTime Warrants and related obligation to distribute the BioTime Warrants, which are carried at fair value based on Level 2 inputs.

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

The computations of basic and diluted net loss per share are as follows:

	Nine Months Ended September 30,
	2014	2013
Net loss	$(6,770,790)	$(4,814,722)
Weighted average shares of common stock – basic and diluted	30,659,259	51,700
Net loss per share – basic and diluted	$(0.22)	$(93.13)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Nine Months Ended September 30,
	2014	2013
Stock options under Equity Incentive Plan	3,119,999	2,755,000

Effect of recently issued and recently adopted accounting pronouncements–The following accounting standards, which are not yet effective, are presently being evaluated by Asterias to determine the impact that they might have on its financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). The guidance of this Update effects any entity that either issues contracts with customers or transfers goods or services or enters into contracts for the transfer of non-financial assets. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve those core principals, the ASU specifies steps that the entity should apply for revenue recognition. The guidance also specifies the accounting for some costs to obtain or fulfill the contract with customer and disclosure requirements to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Asterias is currently evaluating the impact of the adoption of the ASU on its financial statements.

In May 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities” (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 “Consolidation” for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted. Asterias is currently evaluating the impact of the adoption of the ASU on its financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for our reporting year ending December 31, 2016, and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

4.	Balance Sheet Components

Equipment and Furniture, Net

At September 30, 2014 and December 31, 2013, equipment and furniture were comprised of the following:

	September 30, 2014 (Unaudited)	December 31, 2013
Equipment and furniture	$1,881,366	$1,681,113
Accumulated depreciation	(629,208)	(220,595)
Equipment and furniture, net	$1,252,158	$1,460,518

Depreciation expense amounted to $408,613 and $95,244 for the nine months ended September 30, 2014 and 2013, respectively.

5.	Investment in BioTime and in BioTime Subsidiaries

Investment in BioTime

At September 30, 2014, Asterias held 3,852,880 of the 8,902,077 BioTime common shares that Asterias received in the Asset Contribution, and which are included at fair value in current assets in its balance sheet as the shares are available for use and could be sold at fair value for liquidity purposes at any time. The investment is classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income/loss, except as discussed below.

During June 2014, Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 Asterias Series B Shares to two investors for $12,500,000 in cash. Broadwood Partners, L.P., BioTime’s largest shareholder, purchased 1,000,000 of the BioTime common shares with 1,000,000 Asterias warrants. One of BioTime’s directors, Neal C. Bradsher, is President of Broadwood Partners, L.P., the investment manager of Broadwood Partners, L.P., and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President of Broadwood Capital, Inc. The exercise price of the warrants is $2.34. Following the conversion of the Series B Shares into Series A Shares on October 3, 2014, such warrants are now exercisable into Series A Shares. See Note 12. The exercise price and the number of shares of Asterias common stock issuable upon the exercise of the warrants are subject to adjustment in the event of a stock split, stock dividend, combination of shares, recapitalization or certain other transactions. The warrants will expire on June 15, 2015 if not exercised by that date. During June 2014, Asterias also sold 49,197 BioTime common shares in “at-the-market” transactions for gross proceeds of $160,908 in the open market through Cantor Fitzgerald & Co., acting as Asterias’ sales agent.

The gross proceeds totaling $12,660,908 received in June 2014 from Asterias' sale of BioTime common stock with warrants to purchase Asterias shares were allocated to the BioTime common shares and Asterias warrants based on their relative fair values resulting in $9,477,017 and $3,183,891 of the proceeds being allocated to the common shares and warrants, respectively. This resulted in Asterias recording in a realized loss of $10,466,327 on the sale of the BioTime shares under U.S. GAAP. The loss has been accounted for as a capital transaction and recorded as a reduction of additional paid in capital in the accompanying balance sheet at September 30, 2014. The loss was calculated using a cost basis of $19,843,344, or $3.93 per share, for the BioTime common shares reflecting the closing price of BioTime common shares as reported on the NYSE MKT on October 1, 2013, the date Asterias acquired those shares from BioTime under the Asset Contribution Agreement. See Note 2. The relative fair value of the Asterias warrants was calculated applying the Black-Scholes-Merton formula using the following assumptions: expected term of one year, the contractual life of the warrants; risk-free rate of 0. 11%; 0% expected dividend yield; 94.88% expected volatility based on the average historical common stock volatility of BioTime and Geron (which were used because Asterias’ common stock does not have a trading history); a stock price of $2.34; and an exercise price of $2.34, and may not reflect the value that the warrants would bring if a trading market for the warrants existed. Asterias also recorded an unrealized net loss of $3,043,515 in accumulated other comprehensive loss, which is attributed to an unrealized loss on the remaining 3,852,880 BioTime common shares held by Asterias on September 30, 2014. At December 31, 2013, Asterias has recorded an unrealized net loss of $2,934,686 in accumulated other comprehensive loss, which is attributed to an unrealized loss on the 8,902,077 BioTime common shares then held by Asterias.
Asterias reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, and the length of time and extent to which the fair value has been less than its cost basis. Based on consideration of these factors, as of September 30, 2014, no other-than-temporary impairment was recognized.

Investments in Affiliates

Asterias’ investments in the OrthoCyte and Cell Cure Neurosciences stock received from BioTime were recorded at BioTime’s historical costs. The investment is carried using the cost method of accounting.

6.	Investment in BioTime Warrants and Related Obligation to Distribute BioTime Warrants

As part of the consideration for the issuance of Series B Shares to BioTime in the Asset Contribution, Asterias received the BioTime Warrants. As part of the agreement, Asterias agreed to distribute the BioTime Warrants to holders of its Series A Shares (the “BioTime Warrants Distribution”) as promptly as practicable after notice from Geron that the Series A Distribution has been completed. This obligation can only be settled by distribution of the BioTime Warrants received in the Asset Contribution and is not subject to change with changes in the value of the underlying BioTime common shares, or due to any other factors. During August 2014, Geron gave notice to Asterias that the Series A Distribution has been completed and on October 1, 2014, Asterias completed the BioTime Warrants Distribution. See Note 12.

Both the BioTime Warrants and the corresponding obligation to distribute them will be remeasured at fair value at each balance sheet date by applying a Black-Scholes-Merton option pricing model using assumptions deemed appropriate as of the applicable date. Because the fair value of the BioTime Warrants is expected to always be equal to the fair value of the obligation to distribute those warrants at any date on which those values are determined, remeasurement of those values will not result in a charge or credit on the statement of operations and comprehensive loss. The estimated fair value of the BioTime Warrants and the corresponding obligation to distribute them as of September 30, 2014 was $7,572,089, based on a $5.00 exercise price, a $3.14 closing price on September 30, 2014, a four year term, 54.875% volatility, and a 1.4% discount rate. The estimated fair value of the BioTime Warrants and the corresponding obligation to distribute them as of December 31, 2013 was $15,568,307 based on a $5.00 exercise price, a $3.60 closing price on December 31, 2013, a 4.75 year term, 75.86% volatility, and a 1.75% discount rate. Because any increase or decrease in value of the BioTime Warrants accrues to the benefit of the holders of Series A Shares, and not to Asterias, the financial statements do not include and gain or loss related to any increases or decreases in value subsequent to October 1, 2013.

7.	Intangible Assets

As of September 30, 2014, Asterias had capitalized intangible assets acquired from Geron, primarily related to patents and other intellectual property rights related to hES cells. Those assets are being amortized over an estimated economic life of 10 years on a straight-line basis, which approximates the pattern of consumption over the estimated useful lives of the assets.

Intangible assets net of accumulated amortization at September 30, 2014 and December 31, 2013 is shown in the following table:

	September 30, 2014 (Unaudited)	December 31, 2013

Intangible assets	$29,017,009	$29,017,009
Accumulated amortization	(2,901,701)	(725,425)
Intangible assets, net	$26,115,308	$28,291,584

Amortization of currently held intangible assets for periods subsequent to September 30, 2014 is estimated as follows:

Year	Amortization Expense
2014	$725,425
2015	2,901,701
2016	2,901,701
2017	2,901,701
2018	2,901,701
Thereafter	13,783,079
Total	$26,115,308

8.	Common Stock and Warrants on Common Stock

At September 30, 2014, Asterias had outstanding 6,537,779 Series A Shares and 24,361,040 Series B Shares. During September 2014 the Board of Directors authorized the conversion of the Series B Shares into Series A Shares and set October 3, 2014 as the date on which the conversion would take place, following the completion of the BioTime Warrant Distribution.

Common Stock Issuance

In June 2014, Asterias sold 200,000 Series B Shares at $2.34 per share for $468,000 to Pedro Lichtinger, its President and Chief Executive Officer.

Accounting for Asterias Warrants

At September 30, 2014, Asterias had outstanding warrants to purchase 8,500,000 of its Series B Shares. The warrants became exercisable for Series A Shares on October 3, 2014 when the outstanding Series B Shares were converted into Series A Shares. The value received by Asterias for the issuance of the warrants was accounted for as a component of equity because the warrants did not include any conditional obligations to issue a variable number of shares, nor was there a deemed possibility that Asterias may need to settle the warrants in cash.

9.	Equity Incentive Plan

In March 2013, Asterias’ Board of Directors approved an Equity Incentive Plan (the “Plan”) under which Asterias has reserved 4,500,000 shares of common stock for the grant of stock options or the sale of restricted stock. Initially, Asterias will issue Series B Shares under the Plan, but upon the conversion of all of the outstanding Series B Shares into Series A Shares, Asterias will issue Series A Shares under the Plan. The Plan also permits Asterias to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine. Asterias’ stockholders approved the Plan in September 2013.

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

Options Granted

As of September 30, 2014, Asterias had granted to certain officers, employees, and directors, options to purchase a total of 3,119,999 Series B Shares at exercise price of $2.34 per share. As of October 3, 2014, the options are exercisable for Series A Shares as a result of the conversion of the outstanding Series B Shares into Series A Shares. The following table summarizes stock option activity during the nine months ended September 30, 2014:

Shares
Outstanding at January 1, 2014	2,840,000
Granted	1,515,000
Exercised	-
Forfeited	(1,235,001)
Outstanding at September 30, 2014	3,119,999
Exercisable at September 30, 2014	1,410,518

The fair value of each stock option is estimated on the grant date using the Black-Scholes-Merton option-pricing model using the following assumptions:

	September 30 2014 (Unaudited)
Risk-free interest rate	0.42 -	1.340%
Dividend yield	-
Volatility	69.37 -	84.05%
Expected term (years)	2.72 -	4.18

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

Total proceeds if all options granted and outstanding as of September 30, 2014 were exercised would be $7,300,798.

Employee stock-based compensation expense recorded is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Operating expenses for the nine months ended September 30, 2014 and 2013, respectively, include stock-based compensation as follows:

	Nine Months Ended September 30,
	2014	2013
Research and development	$351,254	$39,961
General and administrative	1,048,939	401,473
Total stock-based compensation expense	$1,400,193	$441,434

10.	Commitments and Contingencies

Asterias has commitments consisting of an operating lab equipment lease, a sublease of its current office and research facility, a lease of its satellite office in New York, and a lease for its future office and research facility.

As of September 30, 2014, remaining minimum lease and sublease payments were as follows:

Year	Minimum Lease Payments
2014	$295,882
2015	1,022,989
2016	1,234,200
2017	1,271,160
2018	1,308,120
Thereafter	5,262,840
Total	$10,395,191

See also Note 12.

11.	Shared Facilities and Service Agreement

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

BioTime allocated $108,926 and $38,894 of general overhead expenses as well as $23,731 and $0 of research and development overhead to Asterias during the nine months ended September 30, 2014 and 2013, respectively. In addition, BioTime allocated $248,036 and $166,106 of salaries and related charges to general and administrative expenses, and $13,260 and $13,381 of salaries and related charges to research and development expenses, during the nine months ended September 30, 2014 and 2013, respectively.

12.	Clinical Trial and Option Agreement

During September 2014, Asterias entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (the “Charity”) and Cancer Research Technology Limited, (“CRT”), a wholly-owned subsidiary of the Charity, pursuant to which the Charity has agreed to fund Phase I/IIa clinical development of our AST-VAC2 product candidate. Asterias will, at its own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to the Charity. The Charity will, at its own cost, manufacture clinical grade ASTVAC2 and will carry out the Phase I/IIa clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer. Asterias will have an exclusive first option to obtain a license to use the data from the clinical trial. If Asterias exercises that option Asterias will be obligated to make payments upon the execution of the License Agreement, upon the achievement of various milestones, and then royalties on sales of products. In connection with the CRUK Agreement, Asterias sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to us by third parties. Asterias would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

13.	Subsequent Events

On October 1, 2014, Asterias completed the BioTime Warrants Distribution by distributing 8,000,000 BioTime Warrants on a pro rata basis to the holders of Asterias Series A common stock.

On October 3, 2014, the outstanding Series B Shares were converted into Series A Shares at the rate of one Series A Share for each Series B Share.

On October 8, 2014, Asterias’ Series A Shares began trading on the NYSE MKT under the ticker symbol “AST”.

On October 16, 2014 Asterias signed a Notice of Grant Award (“NGA”) with the California Institute of Regenerative Medicine (“CIRM”), effective October 1, 2014, with respect to a $14.3 million CIRM grant award for clinical development of Asterias’ product, AST-OPC1. The NGA includes the terms under which CIRM will release grant funds to Asterias. Asterias received the first payment  from CIRM in the amount of $916,554 during October 2014.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our unaudited interim condensed financial statements for the three and nine months ended September 30, 2014 and 2013 and for the period from September 24, 2012 (our date of inception) to September 30, 2014, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013 and related notes included elsewhere in this Quarterly Report on Form 10-Q. These historical financial statements may not be indicative of our future performance. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Risk Factors" in this Report and in our Annual Report on Form 10-K.

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

Business Strategy

By acquiring Geron’s stem cell assets, we now have the use of cell lines and other biological materials, patents, and technology developed by Geron over 12 years of work focused in the following complementary areas:

•	The establishment of cell banks of undifferentiated hES cells produced under current good manufacturing practices (“cGMP”) and suitable for the manufacture of differentiated cells for human therapeutic use;

•	The development of scalable differentiation methods which convert, at low cost, undifferentiated hES cells into functional cells suitable for human therapeutic use that can be stored and distributed in the frozen state for “off-the-shelf” use;

•	The development of regulatory paradigms that we believe will be sufficient to satisfy both U.S. and European regulatory authority requirements to begin human clinical testing of products made from hES cells; and
•	The continuous filing and prosecution of patents covering inventions to protect commercialization rights, as well as consummating in-licenses to enable freedom to operate in a variety of fields.

Products under Development

The initial product candidates that we plan to develop from various cell types that we acquired from Geron are summarized in the following table:

Product Candidate Description	Target Market	Estimated Number of Potential Patients(1)	Status
AST-OPC1 – Glial Cells	Current development focus:
	Spinal Cord Injury (“SCI”)	12,000 new cases per year in U.S.
Phase I Trial in thoracic SCI completed in U.S. 5 Patients treated – no serious adverse events related to the OPC1 drug product to date. FDA clearance obtained in August 2014 to initiate Phase I/IIa dose escalation trial in cervical SCI.

Additional potential markets:
	Multiple Sclerosis (“MS”)	180,000 new cases per year in U.S.	Proof of principle achieved in animal models.

	Stroke	800,000 new cases per year in U.S.	Pre-clinical research.

AST-VAC2 – Dendritic Cells	Current development focus:
	Non-small Cell Lung Cancer	166,000 new cases per year in U.S.
Cells derived and characterization studies performed (parameters analyzed showed normal cell functions in vitro(2)).
Proof of concept established in multiple human in vitro(2) systems. Scalable manufacturing methods under development.

Additional potential markets:
Multiple cancer types

(1)	The estimates of the numbers of potential patients shown in the table are based on data for the United States only and do not include potential patients in other countries.

(2)	In vitro means in tissue culture dishes.

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

Results of Operations

For the three and nine months ended September 30, 2014, we recorded a net loss of $1,682,283 and $6,770,790, respectively.

The following tables show on a comparative basis the amounts of our research and development and general and administrative expenses for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		$ Increase/	% Increase/
	2014	2013	Decrease	Decrease
Research and development expenses	$2,568,214	$1,149,059	$1,419,155	123.51
General and administrative expenses	$1,468,754	$1,523,732	$(54,978)	(3.61)

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2014	2013	Decrease	Decrease
Research and development expenses	$7,910,097	$1,931,048	$5,979,049	309.63
General and administrative expenses	$4,107,888	$2,888,028	$1,219,860	42.24

Research and development expenses – Our total research and development expenses for the three and nine months ended September 30, 2014 amounted to $2,568,214 and $7,910,097, respectively, compared to $1,149,059 and $1,931,048 in the same periods in 2013, respectively.

The increase in research and development expenses by $1,419,155 to $2,568,214 for the three month period ended September 30, 2014 compared to $1,149,059 for the three months ended September 30, 2013. The increase for the three month period is the result of the ramp-up from our operations following our acquisition of stem cell assets from Geron and BioTime on October 1, 2013 and approval of a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”) during May 2014 to fund a portion of our AST-OPC1 development work. The increase in research and development expenses primarily reflects an increase of $444,889 in employee compensation and related costs, including stock-based compensation, allocated to research and development expenses, and $725,425 of amortization of the value of stem cell assets acquired from Geron. The increase in employee compensation reflects the hiring of additional management and scientific personnel, and certain executives and other employees who had been employed on a part-time basis in Q3 2013 becoming employed by us on a full-time basis. Other components of the increase in research and development expenses were: an increase of $194,921 in license and patent fees that we assumed from Geron and settled during May 2014, an increase of $70,457 in depreciation expenses allocated to research and development expenses, and an increase of $57,428 in contract manufacturing expenses.

Research and development increased by $5,979,049 to $7,910,097 for the nine month period ended September 30, 2014 compared to $1,931,048 for the nine months ended September 30, 2013. The increase is the result of substantially the same factors that led to an increase in research and development expenses for the three months ended September 30, 2014. The increase in research and development expenses primarily reflects an increase of $2,014,261 in employee compensation and related costs, including stock-based compensation, allocated to research and development expenses, and an increase of $2,176,276 of amortization of the value of stem cell assets acquired from Geron. The increase in employee compensation reflects the hiring of additional management and scientific personnel, and certain executives and other employees who had been employed on a part-time basis during the first half of 2013 becoming employed by us on a full-time basis. Other components of the increase in research and development expenses were: an increase of $718,892 in license and patent fees and patent related litigation fees related primarily to the certain patent interference proceedings that we assumed from Geron but settled during May 2014, an increase of $307,183 in outside research and service fees, an increase of $276,798 in depreciation expenses allocated to research and development expenses, an increase of $185,243 in laboratory expenses and supplies, an increase of $72,890 in rent and facilities maintenance related expenses allocated to research and development expenses, an increase of $71,444 in contract manufacturing related expenses, an increase of $43,698 in travel, meals and lodging expenses allocated to research and development expenses.

General and administrative expenses – General and administrative expenses decreased by $54,978 to $1,468,754 for the three month period ended September 30, 2014 compared to $1,523,732 for the three months ended September 30, 2013. The decrease reflects in part certain non-recurring costs incurred during the third quarter of 2013 relating to our acquisition of assets from Geron and BioTime. The decrease in general and administrative expenses is primarily attributable to a decrease of $110,556 in legal expenses, a decrease of $67,000 in accounting, audit, and tax services, a decrease of $44,260 in stock-based compensation to directors, and a decrease of $142,738 in employee stock-based compensation allocated to general and administrative expenses, which is offset by an increase of $103,465 in salaries and payroll related costs allocated to general and administrative expenses, an increase of $94,981 in investor and public relations related expenses, stock listing and filing fees, an increase of $56,869 in rent, utilities and facilities maintenance related expenses allocated to general and administrative expenses, and $40,594 in state corporation and franchise taxes.

General and administrative expenses increased by $1,219,860 to $4,107,888 for the nine month period ended September 30, 2014 compared to $2,888,028 for the nine months ended September 30, 2013. The increase of general and administrative expenses during the nine months ended September 30, 2014 is primarily comprised of an increase of $1,018,448 in employee compensation, including stock-based compensation, and related costs allocated to general and administrative expenses, an increase of $184,963 in state corporate and franchise taxes, an increase of $144,981 in accounting and tax services, an increase of $107,669 in investor and public relat5ions related expenses, stock listing and filing fees, an increase of $83,395 in rent and facilities maintenance expense, and an increase of $55,056 in general consulting expenses. These increases were offset in part by a decrease of $428,903 in legal expenses.

Income Taxes

A deferred income tax benefit of approximately $5,175,000 was recorded for the nine months ended September 30, 2014, of which approximately $3,580,000 was related to federal and $1,595,000 was related to state taxes. A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes. No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

In June 2014, Asterias’ sale of BioTime shares resulted in a taxable gain of approximately $10.3 million and a tax payable of $3.6 million. This payable, however, is expected to be fully offset by available net operating losses thus, resulting in no cash income taxes due from that sale. As of September 30, 2014, Asterias recorded a $4.1 million deferred tax liability for the temporary taxable difference in the basis of the investment still held by Asterias in BioTime stock. Both transactions were treated as a deemed distribution by Asterias and recorded against equity.

Liquidity and Capital Resources

At September 30, 2014, we had $5,025,499 of cash and cash equivalents on hand and we held 3,852,880 BioTime common shares, with a market value of approximately $12,100,043 on that date. We received $12,660,908 in proceeds from the sale of 5,049,197 of our BioTime common shares during June 2014. See “Cash provided by financing activities” below.

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

We have been awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund our clinical development of AST-OPC1. The grant will provide funding for us to conduct a Phase 1/2a clinical trial of AST-OPC1 in subjects with complete cervical spinal cord injury, to expand clinical testing of escalating doses in the target population intended for future pivotal trials, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. On August 21, 2014, we received notice from the FDA of clearance to initiate a Phase 1/2a clinical trial of our product, AST-OPC1, in patients with complete cervical spinal cord injury. The approved trial follows the successful completion of the Phase 1 clinical study of the product, and is designed to assess safety and activity of escalating doses of AST-OPC1 in patients with complete cervical spinal cord injuries, the first targeted indication for AST-OPC1. On October 16, 2014, we signed the Notice of Grant Award with CIRM, effective October 1, 2014. The NGA provides for the immediate release of Clinical Development payments and the release of additional grant funds pursuant to the previously announced $14.3 million CIRM grant award for clinical development of Asterias’ product, AST-OPC1. CIRM will disburse the grant funds to us over four years in accordance with a quarterly disbursement schedule, subject to our attainment of certain progress and safety milestones. Asterias received the first payment  from CIRM during October 2014 in the amount of $916,554.

During September 2014, we entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (the “Charity”) and Cancer Research Technology Limited, (“CRT”), a wholly-owned subsidiary of the Charity, pursuant to which the Charity has agreed to fund Phase I/IIa clinical development of our AST-VAC2 product candidate. We will, at our own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to the Charity. The Charity will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase I/IIa clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer. We will have an exclusive first option to obtain a license to use the data from the clinical trial. If we exercise that option we will be obligated to make payments upon the execution of the License Agreement, upon the achievement of various milestones, and then royalties on sales of products. In connection with the CRUK Agreement, we sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to us by third parties. We would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

We have outstanding warrants to purchase 3,500,000 of our Series A Shares at an exercise price of $5 per share that will expire on September 30, 2016, and warrants to purchase 5,000,000 of our Series A Shares at an exercise price of $2.34 per share that will expire on June 15, 2015. We will receive $29,200,000 if all of the warrants are exercised. There can be no assurance that the warrants will be exercised.

We plan to use the cash we have available to develop certain of our product candidates and technology, including our planned clinical trial of AST-OPC1, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to pay general and administrative expenses. We expect to continue to incur operating losses and negative cash flows. BioTime contributed to the funding of our business activities from inception through September 30, 2014 but is not expected to do so in the future.

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

As the distributions of the CIRM grant are subject to meeting certain progress and go/no-go milestones, there can be no assurance that we will receive the entire amount granted.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders.

Cash provided by/(used in) operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations. During the nine months ended September 30, 2014, our total research and development expenditures were $7,910,097 and our general and administrative expenditures were $4,107,888. Net loss for the nine months ended September 30, 2014 amounted to $6,770,790. We received $167,207 of cash during this period from royalty revenues on product sales by licensees. As of September 30, 2014 and December 31, 2013, we had a working capital surplus of $16,545,202 and $31,835,965, respectively, and an accumulated deficit of $29,909,427 and $23,138,637, respectively, based on our operating losses and the expensed IPR&D.

Net cash used in operating activities during this period amounted to $9,767,709. The difference between the net loss and net cash used in operating activities during the nine month ended September 30, 2014 was primarily attributable to amortization of intangible assets of $2,176,276, stock-based compensation paid to employees of $1,400,193, depreciation expense of $408,613, and accrued liabilities of $44,515. The overall difference was offset to some extent by $1,658,053 of our expenses paid by BioTime which is reflected in “amount due to BioTime” on our September 30, 2014 Condensed Statements of Cash Flows, accounts payable of $181,076, and by deferred income tax benefits of $5,174,977.

Investing and financing activities

During the nine months ended September 30, 2014, we used $200,253 in cash to purchase equipment and furniture, and paid $306,560 as security deposits for our leased facilities. During June 2014, we received $12,660,908 in proceeds from the sale of 5,049,197 our BioTime common shares, including 49,197 shares sold in open market transactions and 5,000,000 shares sold with warrants to purchase 5,000,000 Asterias Series A Shares to two investors for $12,500,000 in cash. The exercise price of the warrants is $2.34. The exercise price and the number of shares of Asterias common stock issuable upon the exercise of the warrants are subject to adjustment in the event of a stock split, stock dividend, combination of shares, recapitalization or certain other transactions. The warrants will expire on June 15, 2015 if not exercised by that date.

In June 2014, we also received $468,000 from the sale of 200,000 of our Series B shares to our newly appointed President and Chief Executive Officer for $2.34 per share.

Off-Balance Sheet Arrangements

As of September 30, 2014, and as of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer, and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a history of operating losses and negative cash flows

Since our inception in September 2012, we have incurred operating losses and negative cash flow, and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the nine months ended September 30, 2014, for the fiscal year ended December 31, 2013, and for the period from September 2012 (inception) to September 30, 2014 were $6,770,790, $22,379,744, and $29,909,427, respectively, and we had an accumulated deficit of $29,909,427 at September 30, 2014 and $23,138,637 at December 31, 2013. Our net loss for the year ended December 31, 2013 and our accumulated deficit as of that date include $17,458,766 charged as in-process research and development expenses (“IPR&D”) in accordance with Accounting Standards Codification (“ASC”) 805-50 on account of our acquisition of certain assets from Geron. See Notes 2 and 3 to Interim Condensed Financial Statements. BioTime previously funded our formation and operating costs but we do not expect BioTime to continue to do so in the future. We have limited cash resources and will depend upon future equity financings, research grants, financings through collaborations with third parties, and sales of BioTime common shares that we own as a source of funding for our operations. There is no assurance that we will be able to obtain the financing we need from any of those sources, or that any such financing that may become available will be on terms that are favorable to us and our shareholders.

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

We have assumed certain obligations and potential liabilities with regard to clinical trials conducted by Geron, and we do not yet know the scope of any resulting expense

We have assumed Geron’s obligations to obtain information and prepare reports about the health of patients who participated in clinical trials of Geron’s GRNOPC1 cell replacement therapy for spinal cord damage and its GRNVAC1 immunological therapy for certain cancers. We have also assumed any liabilities to those patients that might arise as result of any injuries they may have incurred as a result of their participation in the clinical trials. We are not aware of any claims by patients alleging injuries suffered as a result of the Geron clinical trials, but if any claims are made and if liability can be established, the amount of any liability that we may incur, depending upon the nature and extent of any provable injuries incurred, could exceed any insurance coverage we may obtain and the amount of the liability could be material to our financial condition.-

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend

Our stem cell research program will be directed primarily by our President and Chief Executive Officer Pedro Lichtinger and by our President of Research and Development, Dr. Jane S. Lebkowski. The loss of the services of Mr. Lichtinger or Dr. Lebkowski could have a material adverse effect on us.

BioTime owns a majority of our common stock and can elect all of our directors

Because BioTime owns a majority of the outstanding Series A Shares, it has the voting power to elect our entire Board of Directors. Presently, four of the eight members of our Board of Directors are also directors or officers of BioTime, and a fifth director is an employee of the investment manager of the largest shareholder of BioTime. Some of our directors also serve on the Boards of Directors of one or more of BioTime’s other subsidiaries. The relationship of our directors with BioTime means that we will not have a Board of Directors making business decisions on our behalf independent from BioTime. Even those of our directors who do not serve on the BioTime Board of Directors will be elected to our Board of Directors by BioTime, and they may be removed from our Board by BioTime, as the majority shareholder.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 150,000,000 shares of common stock, consisting of 75,000,000 Series A Shares and 75,000,000 Series B Shares. We are also authorized to issue 5,000,000 shares of “blank check” preferred stock. As of November 10, 2014, we had issued and outstanding 30,902,152 Series A Shares. We have also reserved 8,500,000 Series A Shares for issuance upon the exercise of outstanding warrants, and 4,500,000 Series A Shares for issuance under a stock option and stock purchase plan.

We may issue additional Series A Shares or other securities in order to raise additional capital, or in connection with hiring or retaining employees or consultants, or in connection with future acquisitions of licenses to technology or rights to acquire products, in connection with future business acquisitions, or for other business purposes. The future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock.

We may also issue 5,000,000 shares of preferred stock having rights, preferences, and privileges senior to the rights of our common stock with respect to dividends, rights to share in distributions of our assets if we liquidate our company, or voting rights. Any preferred stock may also be convertible into Series A Shares on terms that would be dilutive to holders of common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Numbers	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended *

4.1	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (2)

4.2	Form of Warrant (included in Exhibit 4.1) (2)

10.1
Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) +

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
+ Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: November 10, 2014	/s/ Pedro Lichtinger
Pedro Lichtinger
Principal Executive Officer

Date: November 10, 2014	/s/ Robert W. Peabody
Robert W. Peabody
Principal Financial Officer

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended *

4.1	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (2)

4.2	Form of Warrant (included in Exhibit 4.1) (2)

10.1
Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) +

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
+ Confidential treatment requested.