Form 10-Q/A
period 2014-09-30
Asterias Biotherapeutics, Inc.
filed 2015-01-13
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Asterias Biotherapeutics, Inc. (“Asterias”) for the quarter ended September 30, 2014 (the “Quarterly Report”) is being filed in response to comments received from the staff of the Securities and Exchanges Commission (the “SEC”) in connection with Asterias’ request for confidential treatment for certain portions of the Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias and Cancer Research UK and Cancer Research Technology Limited (the "CRUK Agreement").  This Amendment amends Item 6 of Part II (Exhibits) and re-files a version of the CRUK Agreement with fewer provisions omitted pursuant to our request for confidential treatment.

This Amendment should be read in conjunction with the Quarterly Report and Asterias’ other filings made with the SEC subsequent to the filing of the Quarterly Report. This Amendment speaks as of the date of the Quarterly Report, does not include any changes to Asterias’ financial statements included in the Quarterly Report, and does not reflect events occurring after November 10, 2014, the date the Quarterly Report was filed.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Numbers	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended *

4.1	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (2)

4.2	Form of Warrant (included in Exhibit 4.1) (2)

10.1	Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited +

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.*

101	Interactive Data File *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(2)	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 19, 2014.

*	Previously filed or furnished.
+
Confidential treatment has been requested for certain portions of the exhibit pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act of 1934, as amended. Confidential materials omitted and filed seperately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: January 13, 2015	/s/ Pedro Lichtinger
Pedro Lichtinger
Principal Executive Officer

Date: January 13, 2015	/s/ Robert W. Peabody
Robert W. Peabody
Principal Financial Officer

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended *

4.1	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (2)

4.2	Form of Warrant (included in Exhibit 4.1) (2)

10.1	Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited +

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.*

101	Interactive Data File *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(2)	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 19, 2014.

*	Previously filed or furnished.
+
Confidential treatment has been requested for certain portions of the exhibit pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act of 1934, as amended. Confidential materials omitted and filed seperately with the Securities and Exchange Commission.