Form 10-K
period 2014-12-31
Asterias Biotherapeutics, Inc.
filed 2015-03-11
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code
(650) 433-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, $0.0001 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

None

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
Yes ☒ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

The Registrant's Series A Common Stock did not have a market price as of the last day of the Registrant's second fiscal quarter, therefore the aggregate market value of the outstanding shares of Series A Common Stock as of such date cannot be calculated.

As of March 9, 2015, there were outstanding 32,312,407 shares of Series A Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed on or before April 30, 2015, are incorporated by reference into Part III of this Report.

Asterias Biotherapeutics, Inc.

PART I

Certain statements contained herein are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Asterias, along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management constitute forward-looking statements. Any statements that are not historical fact (including, but not limited to statements that contain words such as “will,” “believes,” “plans,” “anticipates,” “expects,” “estimates”) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of Asterias, particularly those mentioned in the cautionary statements found in Asterias’ filings with the Securities and Exchange Commission. Asterias disclaims any intent or obligation to update these forward-looking statements

References to “Asterias,” “our” or “us” means Asterias Biotherapeutics, Inc.

The description or discussion, in this Form 10-K, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Preliminary Note Regarding Ownership of Our Common Stock

As of February 26, 2015, we had 542 shareholders of record and there were 32,312,407 shares of our Series A Common Stock (“Series A Shares”) outstanding as of March 9, 2015, of which 21,823,340 Series A Shares were held by our parent BioTime, Inc. ("BioTime").  These Series A Shares held by BioTime account for 67.5% of our Series A Shares outstanding as a whole. Accordingly, we are a consolidated subsidiary of BioTime.

Item 1.	Business

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine. Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency. We plan to develop therapeutic products from “pluripotent” stem cells to treat diseases or injuries in a variety of medical fields, with an initial focus on the therapeutic areas of neurology and oncology. We have three clinical stage product candidates: AST-OPC1 for spinal cord injuries; AST-VAC2 for lung cancer, and AST-VAC1 for prostate cancer and acute myelogenous leukemia. Our product development efforts are presently focused primarily on AST-OPC1 and AST-VAC2.

“Regenerative medicine” refers to an emerging field of therapeutic product development that may allow all human cell and tissue types to be manufactured on an industrial scale. This new technology is made possible by the isolation of human embryonic stem ("hES") cells, and by the development of induced pluripotent stem ("iPS") cells which are created from regular cells of the human body using technology that allows adult cells to be “reprogrammed” into cells with pluripotency much like hES cells. Pluripotent hES and iPS cells have the unique property of being able to branch out into each and every kind of cell in the human body, including the cell types that make up the brain, the blood, the heart, the lungs, the liver, and other tissues. Unlike adult-derived stem cells that have limited potential to become different cell types, pluripotent stem cells may have vast potential to supply an array of new regenerative therapeutic products, especially those targeting the large and growing markets associated with age-related degenerative disease. Unlike pharmaceuticals that require a molecular target, therapeutic strategies in regenerative medicine are generally aimed at regenerating affected cells and tissues, and therefore may have broader applicability. We believe that regenerative medicine represents a revolution in the field of biotechnology with the promise of providing therapies for diseases previously considered incurable.

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

Business Strategy

In October of 2013, we acquired intellectual property, cell lines and other human embryonic stem cell related assets from Geron Corporation ("Geron") and also acquired rights to use certain human embryonic stem ("hES") cell lines and to practice certain patents from our parent company, BioTime, Inc. ("BioTime"). From the assets acquired in these transactions, we have prioritized the development of two technology platforms: human embryonic stem cells and allogeneic dendritic cell vaccines. We have selected one program from each platform as our initial development focus. We are developing AST-OPC1, glial cells derived from our human embryonic stem cell platform, in an initial clinical indication of spinal cord injury, with potential for later expansion into other neurodegenerative diseases such as stroke and multiple sclerosis. With our collaboration partner, Cancer Research United Kingdom (“CRUK”) we are developing AST-VAC2, allogeneic dendritic cells derived from human embryonic stem cells and loaded with the telomerase antigen, in non-small cell lung cancer in collaboration with CRUK. We believe AST-VAC2 also has potential for application in additional cancer indications.

Products Under Development

Our products candidates are summarized in the following table:

Product Candidate Description	Target Market	Estimated Number of Potential Patients(1)	Status
AST-OPC1 – Glial Cells	Current development focus: Spinal Cord Injury ("SCI")	12,000 new cases per year in U.S.

Phase I Trial in thoracic SCI completed in U.S. Five Patients treated – no serious adverse events related to the AST-OPC1 drug product to date. Phase I/IIa dose escalation trial underway in cervical SCI. Obtained a grant for up to $14.3 million grant obtained from California Institute of Regenerative Medicine (CIRM) to provide matching funds for clinical trial and process development.

Additional potential markets:

	Multiple Sclerosis (“MS”)	180,000 new cases per year in U.S.	Proof of principle achieved in animal models.

	Stroke	800,000 new cases per year in U.S.	Pre-clinical research.

AST-VAC2 –
Allogeneic Dendritic Cells loaded with Telomerase antigen	Current development focus:
	Non-small Cell Lung Cancer	166,000 new cases per year in U.S.
Cells derived and characterization studies performed (parameters analyzed showed normal cell functions in vitro(2)).
Proof of concept established in multiple human in vitro(2) systems. Manufacturing process being transferred to partner (Cancer Research UK) for conduct of Phase I/IIa trial.

Additional potential markets: Multiple cancer types, antigens and infectious diseases

(1)	The estimates of the numbers of potential patients shown in the table are based on data for the United States only and do not include potential patients in other countries.
(2)	In vitro means in tissue culture dishes.

Additional product candidates that we may determine to develop from various cell types that we acquired from Geron are summarized in the following table:

Product Candidate Description	Target Market	Estimated Number of Potential Patients (1)	Status
AST-VAC1 – Autologous Monocyte – Derived Dendritic Cells (infused cells derived from the treated patient)	Cancer	Prostate: 240,000 new cases per year in U.S.	Phase I study in metastatic prostate cancer completed (Journal of Immunology, 2005, 174: 3798-3807).

		Acute myelogenous leukemia: more than 12,000 new cases per year in U.S.	Phase I/II study in acute myelogenous leukemia completed. Manuscript in preparation.

(1)	The estimates of the numbers of potential patients shown in the table are based on data for the United States only and do not include potential patients in other countries.

Patents and Patent Applications

The patent portfolio that we acquired pursuant to the Asset Contribution Agreement with Geron, dated January 4, 2013 (the "Asset Contribution Agreement") includes over 450 patents and patent applications relating to hES cell-based product opportunities. This portfolio consists primarily of patents and patent applications previously owned by Geron, and also includes patent families licensed to Geron by third parties. The patents and patent applications cover a number of cell types that can be made from hES cells, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet β cells, osteoblasts (bone cells), hematopoietic cells (blood-forming cells) and dendritic cells. Also included in the patent portfolio are technologies for growing hES cells without the need for cell feeder layers, and novel synthetic growth surfaces.

We believe that this is one of the largest and broadest portfolios of patents related to hES and iPS technology owned by any company or institution. In addition, as a subsidiary of BioTime, we expect to have opportunities to acquire licenses to use patents, patent applications and know-how in the hES and iPS fields owned by or licensed to BioTime and its other subsidiaries. BioTime and its subsidiaries own or have licensed rights to more than 350 patents in the hES and iPS fields. Except for licenses described in this report, the specific patents that we may license or sublicense from BioTime and its other subsidiaries, and the financial and other terms and conditions of those licenses and sublicenses, have not yet been determined.

Trademark Notice

Asterias Biotherapeutics, the Asterias logo and other trademarks of Asterias appearing in this report are the property of Asterias. All other trademarks, service marks and trade names in this report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this report.

Product Candidates

AST-OPC1 Glial Progenitor Cells

Our AST-OPC1 product is comprised of glial progenitor cells, which are cells that become glial cells after injection, derived from a cGMP master cell bank of undifferentiated hES cells that has been fully qualified for human use. These cells, which are stored frozen until ready for use, are produced under cGMP conditions and screened for adventitious agents. These glial progenitor cells were the first hES cell-derived cellular therapy to enter human clinical testing when Geron initiated a Phase 1 trial of these cells in spinal cord injury in 2010.

Glial cells are nature’s neuronal insulating cells. Like the insulation covering an electrical wire, glial cells enable the conduction of electrical impulses along nerve fibers throughout the central and peripheral nervous system. They are also known to promote neural growth, as well as induce blood vessel formation around nerve axons. AST-OPC1 cells reproduce all of the natural functions of glial cells in animal models, including: producing myelin that wraps around nerve fibers; producing neurotrophic factors which encourage neuro-regeneration and sprouting of new nerve endings, and inducing new blood vessels which provide nutrients and remove waste matter from neural tissue as it functions in the body.

The pathology of spinal cord injury involves extensive loss of the myelin sheath (insulation) produced by glial cells at the site of injury. Although neurons are lost, the prime pathology of spinal cord injury is loss of glial insulation which prevents transmission of nerve impulses above or below the point of injury.

There are currently no drugs approved by the United States Food and Drug Administration (“FDA”) specifically for the treatment of spinal cord injury, although methylprednisolone, a corticosteroid generally used as an anti-inflammatory drug, is sometimes prescribed on an off-label basis to reduce acute inflammation in the injured spinal cord immediately after injury. It is believed that in order to effect substantial benefit in treating this complex injury, multiple mechanisms of action are required, such as re-myelination of the demyelinated axons, generation of new blood vessels to repair the ischemic damage from injury, and the presence of biologics that cause neuro-sprouting or new nerve growth to enable the severed axons to repair. In studies to date, AST-OPC1 cells have been shown to exhibit all three effects, and therefore we believe they have potential to effectively treat acute spinal cord injury.

Geron performed multiple studies in a validated rat model of spinal cord injury showing that a single injection of AST-OPC1 cells at the site of injury produces durable re-myelination, new blood vessel formation, and new neuronal sprouting, all of which result in sustained and significant improvement in the animal’s locomotion within several months after injection. These data provided the rationale to initiate the world’s first clinical trial using hES cell-derived glial cells (AST-OPC1) to treat acute spinal cord injury in humans. A large body of evidence derived from this research showed the following observations:

•	AST-OPC1 survives for at least 12 months in the spinal cord after injection into animal models of spinal cord injury.

•	The injected cells result in sustained and significant improvement in locomotor activity in the spinal cord injured animals in models of both thoracic and cervical injuries.

•	The growth of the AST-OPC1 cells after injection reduces cavities that normally form after injury in both animal models and human spinal cord injury.

•	AST-OPC1 cells migrate up to Five centimeters in both directions from the site of injection in rodent models of spinal cord injury. No toxicity was seen in the animals after injection – no systemic toxicity, nerve pain, benign growths (known as teratomas), or toxicity of any kind other than rare observations of benign cyst-like structures at the point of injection. Extensive in vitro immune assays demonstrated the absence of direct immune recognition of AST-OPC1 by human immune cells.

•	The cyst-like structures that appeared in certain rat model studies were microscopic in size, had very few dividing cells, did not grow, and were found exclusively in the spinal cord injury site where the AST-OPC1 cells were injected. Because of the discovery of the cyst-like structures in early animal models, the FDA placed Geron’s planned clinical trial on hold. The presence of cyst-like structures was investigated in additional animal studies. In four separate animal studies using the clinical grade AST-OPC1 product, cyst-like structures were found in the frequencies shown in the following table:

Number of Animals	Number of
Developing Cyst-Like Structures	Animals Studied
5	128
0	62
1	68
1	108

After discussions that Geron had with the FDA, the clinical trial investigators, and the data monitoring safety board, the unanimous opinion was that these cyst-like structures were of low risk to subjects and the clinical trial was permitted to proceed. Nevertheless a plan was developed to monitor subjects in clinical trials for the development of such cyst-like structures. In the completed Phase I safety study in which Five patients received AST-OPC1 cells in their injured spinal cords, no cyst-like structures were detected in multiple magnetic resonance imaging exams (“MRIs”) during a one year follow-up, or in annual long term follow-up MRIs out to 3-4 years in all subjects.

Phase I Safety Trial

After FDA authorization, Geron began the world’s first hES cell trial in patients with acute spinal cord injury in October 2010. The trial was an open label design conducted at seven U.S. neuro-trauma sites. Five subjects were treated in the trial, each of whom had a sub-acute functional complete thoracic (chest) spinal cord lesion. Patients enrolled in the study received a single dose of 2 x 106 cells at the injury site between seven and 14 days after injury. All subjects received temporary low dose immune suppression treatment for 60 days. The primary endpoint of the study was safety, with secondary endpoints of neurologic function assessed by five different validated measures of sensory and motor function. Each subject received a screening MRI, and if treated and entered into the treatment protocol, received eight follow-up MRIs in the first year and multiple physical exams and laboratory testing. The patients then entered a separate protocol after the first year which will follow them intermittently over a period of 15 years.

As of March 2015, all five patients have completed their three year follow-up data set. No surgical complications during or post-surgery have been observed, and there have been no significant adverse events to date in any patient attributable to the AST-OPC1 product, the surgery to deliver the cells, or the immunosuppressive regimen. There have been five minor adverse events possibly related to AST-OPC1 such as transient fever and nerve pain. There have been no unexpected neurological changes to date, nor has there been evidence of adverse changes or cavitation on multiple MRIs. MRI results in four of the five subjects are consistent with prevention of lesion cavity formation. Immune monitoring, conducted in some of the patients, has not detected any evidence of immune responses to AST-OPC1 at time periods of up to one year post-transplant, an important clinical finding that was predicted by extensive in vitro immune testing of AST-OPC1 prior to initiating the trial.

Phase I/IIa Dose Escalation Study: Subjects with Neurologically Complete Cervical Spinal Cord Injuries

Based on the results of the completed Phase I trial of AST-OPC1 in thoracic Spinal Cord Injury (“SCI”), we obtained permission from the FDA in August 2014 to initiate a Phase I/IIa dose escalation trial in patients with neurologically complete cervical spinal cord injuries. We believe that there are both medical and scientific rationales for the transition to subjects with cervical SCI. Individuals with neurologically complete cervical SCI have an enormous unmet medical need due to the loss of function in all four limbs as well as multiple additional impairments such as impaired bowel and bladder function, reduced sensation, spasticity, sudden changes in blood pressure, deep vein thrombosis, sexual dysfunction, increased infections, skin pressure sores, and chronic pain. These individuals frequently require significant assistance for their care and activities of daily living. One recent published study estimated the lifetime costs of care for a person who suffers a cervical SCI at age 25 to be $4.2 million (Y. C. Cao and M. J. DeVivo (2009)).

Scientifically, the injured cervical spinal cord is a much better location than the upper or middle thoracic spinal cord to test the safety and potential activity of AST-OPC1. This is partly due to the fact that damaged and demyelinated nerve axons in thoracic injuries need to regrow over several spinal segments in order to restore neural function. In contrast, damaged and demyelinated nerve axons in cervical injuries only need to regrow a short distance to restore neural function. Therefore, in cervical injuries, regeneration and/or repair of damaged axons mediated by AST-OPC1 could result in substantial re-innervation of cervical segments and thereby have a significant impact on upper extremity motor and/or sensory function.

The advantages of conducting clinical trials in patients with neurologically complete cervical SCI was recently further demonstrated by published studies done by J. D. Steeves and others together with the Spinal Cord Outcomes Partnership Endeavor (“SCOPE”) (Steeves et al, Top Spinal Cord Inj Rehabil 2012). These studies analyzed several large SCI databases and found that only 21% and 26% of people living with C4-C7 cervical sensorimotor complete spinal cord injury recovered two or more upper extremity motor levels at 24 and 48 weeks after injury, respectively. If this rate could be increased by 20 percentage points (i.e. to 41-46% of subjects recovering two or more upper extremity motor levels), the authors calculated that a trial could achieve sufficient statistical power with approximately 200 subjects enrolled. Those studies further showed that an improvement of two or more motor levels led to a statistically significant increase in the Spinal Cord Independence Measure (“SCIM”) self-care subscore, suggestive of a measurable association between improvement in neurological function and a clinically meaningful functional outcome.

Near-Term Product Development Strategy for AST-OPC1

We initiated enrollment of the Phase I/IIa dose escalation trial of AST-OPC1 in patients with complete cervical injuries in March 2015. The trial is designed to assess safety and activity of escalating doses of AST-OPC1 in complete cervical SCI, the first targeted indication for AST-OPC1. The trial is an open-label, single-arm study in patients with sub-acute, C-5 to C-7, neurologically complete cervical SCI. These individuals have lost all sensation and movement below their injury site with severe paralysis of the upper and lower limbs. AST-OPC1 will be administered 14 to 30 days post-injury. Patients will be followed by neurological exams and imaging methods to assess the safety and activity of the product. We are implementing an initiative to accelerate the current timelines for the AST-OPC1 clinical program by approximately six months in order to obtain safety and efficacy readouts more rapidly, and plan to seek FDA concurrence to increase the robustness of the proof of concept in the Phase I/IIa clinical trial by expanding enrollment from 13 patients to up to 40 patients. The company believes these changes will increase the statistical confidence of the safety and efficacy readouts and position the product for potential accelerated regulatory approvals. Asterias has received a Strategic Partnerships Award grant from the California Institute for Regenerative Medicine, which provides for up to $14.3 million of non-dilutive funding for the Phase I/IIa clinical trial and other product development activities for AST-OPC1, subject to achieving certain milestones.

In addition to the ongoing Phase I/IIa study, we are conducting additional research and planning for subsequent trials and for other possible indications for the use of AST-OPC1. Ongoing and intended near term activities in the AST-OPC1 program encompass five main categories of activities: Regulatory; Clinical; Product Development; Quality; and Research, briefly summarized below.

Regulatory: These activities include, but are not limited to, preparing regulatory packages for each clinical site for submission to the FDA, preparing a briefing package to discuss ongoing product development activities with FDA staff, and amending the existing IND to enable expansion of the Phase I/IIa study from 13 to up to 40 patients.

Clinical: The activities include, but are not limited to (i) selecting and engaging clinical sites and vendors for the conduct of the clinical trial, (ii) training and qualifying neurosurgeons and clinical sites to identify and enroll subjects, to prepare the AST-OPC1 drug product at the clinical sites, and to conduct the trial according to the IND protocol, (iii) monitoring conduct of the study to ensure it is performed in accordance with the IND protocol, and (iv) consulting with investigators and key opinion leaders to further define clinical development plans for subsequent trials. We must also ensure an adequate supply chain of (1) the investigational drug product (AST-OPC1), (2) syringe positioning devices used to inject the AST-OPC1 cells, and (3) dose preparation kits used to thaw and prepare the AST-OPC1 cells for injection.

Product Development: Activities in this category will include work to improve the scale and efficiency of the manufacturing process for AST-OPC1 in preparation for larger future trials if the Phase I/IIa trial is successful.

Quality: We will be required to test the purity, stability and potency of the AST-OPC1 drug product used in the proposed trial and also to improve the assays currently used to define the product attributes as we progress to later stage clinical studies using the AST-OPC1 drug product.

Research: We plan to try to develop novel methods to measure purity and potency of the AST-OPC1 drug product. We plan to investigate possible improvements to the current methods used to manufacture AST-OPC1 and also to test AST-OPC1 in animal models of other neurodegenerative diseases to identify other potential clinical applications for the product, such as sub-cortical stroke.

We will need to raise additional capital in order conduct the Phase I/IIa clinical trial and any subsequent clinical trial and product development work. We intend to apply for a supplementary CIRM grant to provide funding for the clinical trial expansion from 13 to up to 40 subjects, and we may sell some of our BioTime common shares or additional shares of our capital stock to finance the clinical trials, including later Phase trials.

AST-OPC1 CIRM Grant

We have been awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund our clinical development of AST-OPC1. The grant will provide funding for the Phase I/IIa dose escalation study of AST-OPC1 in subjects with complete cervical spinal cord injury, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. CIRM will disburse the grant funds to us over four years in accordance with a quarterly disbursement schedule, subject to our attainment of certain specific progress and safety milestones. As the distributions of the CIRM grant are subject to meeting certain progress and go/no-go milestones, there can be no assurance that we will receive the entire amount granted. In addition, pursuant to the Award, we agreed to notify and report to CIRM information relating to serious adverse events, studies, press releases clinical trial information and routine communications in accordance with an agreed schedule.

As of March 9, 2015 we have received $3,186,069 of payments from CIRM and have achieved the first three clinical trial milestones: executing contracts with our clinical vendors and service providers in the fourth quarter in 2014, completing release of sufficient drug product to supply the trial in the fourth quarter in 2014, and opening our first clinical site in the first quarter of 2015. Future clinical and regulatory milestones that must be timely achieved include enrollment of our first AST-OPC1 patient in the first quarter of 2015, executing contracts with clinical trial sites, initiating and completing enrollment with our remaining intended clinical sites by the end of the third quarter of 2015, and receiving data monitoring committee approval to advance patients to enroll in the second dosing cohort for AST-OPC1 before the end of 2015. We are also required to achieve additional clinical trial milestones through the third quarter of 2017, as well as process development milestones relating to FDA, cGMP, and other manufacturing and technology transfer issues through the third quarter of 2018. Failure to timely achieve milestones or otherwise satisfy CIRM regarding any delay could lead CIRM to suspend payments. The foregoing description of our arrangement with CIRM is a summary only and is qualified by reference to the Notice of Grant Award, dated as of October 16, 2014, and the Amendment to Notice of Grant Award, dated as of November 26, 2014, between us and CIRM.

AST-OPC1 for the treatment of multiple sclerosis and other diseases

In addition or as an alternative to spinal cord injury, we may test the AST-OPC1 cells in other alternative indications, including multiple sclerosis (“MS”) and stroke. AST-OPC1 may also be useful in the treatment of MS focal lesions, especially those in the spinal cord. Because of its functional properties, AST-OPC1 is a candidate for the repair of central nervous system lesions found in subjects with MS. In these lesions, axons are “demyelinated,” meaning that they have lost the sheaths that provide insulation for nerve conduction. In many cases, lesions located in the spinal cord of patients with MS are responsible for progressive clinical deterioration and a loss of ambulatory function. AST-OPC1 may have the potential to repair such spinal cord lesions and to reverse clinical deterioration associated with the lesions. Preclinical studies were conducted by Dr. Jeffrey Kocsis at Yale University. In these studies, Dr. Kocsis’ group created lesions resembling those seen in MS. AST-OPC1 was implanted seven days after induction of the lesion. Progressive remyelination of the lesion was observed which was durable for at least one year and was not observed in control animals that did not receive AST-OPC1. We believe that research provides support for potential clinical testing of local delivery of AST-OPC1 in the spinal cord of patients with progressive MS, and we are exploring potential development paths to assess the safety and utility of AST-OPC1 in treating MS spinal cord lesions.

Additionally, a growing body of evidence supports the use of AST-OPC1 as a treatment for white matter stroke. Based upon the three documented mechanisms of action of AST-OPC1 – re-myelination, vascularization, and neurotrophin release – we are collaborating with Dr. Thomas Carmichael at the University of California Los Angeles (“UCLA”) to study AST-OPC1 in animal models of white matter stroke in an attempt to generate proof of concept data for the application of AST-OPC1 in this large, unmet medical need.

AST-VAC2 and AST-VAC1, Technology For Potential New Cancer Vaccines

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

AST-VAC2: hES Cell-Derived Dendritic Cells

Dendritic cells can be likened to the quarterback of the immune system. They are antigen processing and presenting cells which are potent initiators of a cellular and humoral (antibody) immune response. Immature dendritic cells initiate an antigen specific suppressive response, such as would be required to terminate an abnormal autoimmune reaction as occurs in diseases like rheumatoid arthritis, and systemic lupus erythematosis. Mature dendritic cells, on the other hand, initiate active cellular and humoral immunity such as is required for immune targeting of cancer and infectious disease. AST-VAC2 is a mature dendritic cell population that is produced from hES cells that can be modified with any antigen. There is a significant amount of global clinical literature that describes the use of mature dendritic cells isolated from peripheral blood samples and used to stimulate immune responses to a target antigen in various vaccination schemes, especially in various cancers (see our discussion of AST-VAC1, below). Although effective in generating an antigen specific immune response, and in several cases showing a significant clinical impact, the drawbacks of autologous peripheral blood-derived dendritic cell vaccination schemes such as AST-VAC1 are the limited supply of cells, the high cost of production, the long production time, and high patient to patient variability. As a second generation dendritic cell technology, AST-VAC2 is designed to specifically obviate theses drawbacks. AST-VAC2 can be produced in large quantities, similar to the other hES cell-based therapeutic cells. Additionally, because AST-VAC2 is an allogeneic cell, it is believed to be potentially more potent than an autologous dendritic cell, by means of partial antigen mismatch in the HLA system (Human Leukocyte Antigen  - markers of immune system types, akin to blood types) which may have a broad immunostimulatory effect similar to the adjuvants used in many vaccines.

Quality control can be standardized and the product can be shown to have uniform potency. Cost of goods is dramatically lower than autologous approaches, and the multi-dose batch production and cryo-preservation enables “on-demand” availability. It is generally agreed that partial HLA matching between dendritic cell and patient will be required to optimize efficacy and reduce side effects. The H1 hES cell line, qualified for human use by Geron, can provide a single HLA match on HLA-A2 (a specific HLA type) for approximately 47% of North American Caucasians. Addition of dendritic cells manufactured from one additional hES cell line will capture approximately 70% of North American Caucasians. The feasibility of AST-VAC2 differentiation from multiple hES cell lines has been demonstrated.

The differentiation process for AST-VAC2 has been optimized, the protocol is patent protected and clinically compliant (suitable for use in humans), and no serum or animal feeder cells are used. The production protocol is robust, achieving fully matured dendritic cells within 34 days. Four growth factors are used to drive hES cell differentiation to dendritic cells, and they are serially removed during the process: VEGF, SCF, BMP-4 and GMCSF. The hES cell-derived dendritic cells can be irradiated, which may shorten the animal studies required for IND submission, because irradiation prevents cell division of the injected AST-VAC2 dendritic cells, potentially eliminating concerns of growth of non-dendritic cells in the product. Lastly, cryo-preservation in low concentration of DMSO (Dimethyl Sulfoxide – a chemical used to stabilize cells during freezing) is feasible, thereby potentially enabling direct thaw and injection in the clinic.

AST-VAC2 cells have been extensively characterized in vitro and have high migratory and antigen presenting functionality with limited phagocytic activity (ability to engulf other cells – not a characteristic of dendritic cells), as would be expected for mature dendritic cells. They express high levels of all the appropriate surface markers defining them as mature human dendritic cells. AST-VAC2 cells are phenotypically similar to dendritic cells derived from peripheral blood mononuclear cells, further enabling them to be potentially used in lieu of peripheral blood derived dendritic cell vaccination protocols. AST-VAC2 and peripheral blood monocyte derived dendritic cells produce similar cytokine profiles (patterns of biologically active proteins) before and after antigen stimulation. AST-VAC2 has been shown to demonstrate functionality in chemotactic responses (cells are specifically attracted by certain molecules) and T-cell stimulation. AST-VAC2 in-vitro stimulates a TH-1 type cytokine production (T-helper 1 – a subtype of T cells) from lymphocytes in a mixed lymphocyte reaction in vitro (a test in which lymphocytes from two different individuals are mixed together to determine whether one individual "recognizes" the other's lymphocyte type) resulting in highly activated antigen restricted T-cell populations (lymphocytes that recognizes only one specific substance). In vitro studies have demonstrated that a single HLA match between AST-VAC2 cells and responding lymphocytes is required to stimulate antigen specific T-cell responses. AST-VAC2 has been shown to retain antigen presentation functionally (ability to "present" antigen on its surface to induce an immune response in another cell) after cryo-preservation. Irradiation of AST-VAC2 after introduction of antigen eliminates the proliferative capacity of the dendritic cells and removes any safety concerns due to the presence of any residual undifferentiated embryonic stem cells in the preparation. Irradiated and cryo-preserved AST-VAC2 cells are fully capable of presenting antigen to T-cells, resulting in antigen specific T-cell activation.

A clinical protocol for the potential first-in-man safety study of AST-VAC2 has been outlined for non-small cell lung cancer (“NSCLC”) in collaboration with CRUK, which has agreed to conduct a Phase I/IIa clinical trial. Telomerase, a ubiquitous tumor antigen, would be the first antigen to be used with AST-VAC2. The intended first-in-man trial design includes treatment of both early stage (resected) and advanced stage NSCLC patients. Patients would initially be restricted to HLA-A 2.1. Three cohorts of patients would receive six vaccinations each; patients with resected disease would be treated at two different doses (1 x 106 and 1 x 107 cells per vaccination), advanced disease patients would be tested at the 1 x 107 cells per vaccination dose.

The route of the administration would be intradermal. The primary endpoint would be to investigate the safety and toxicity of AST-VAC2, with secondary endpoints of immune response to the telomerase antigen introduced into AST-VAC2. The clinical and immunological monitoring would be achieved with a standard immune test such as ELISPOT and tetramer analysis (a biochemical assay to measure a specific antigen). Clinical responses would be monitored by rates of relapse in the resected disease setting, and by progression-free survival, and overall survival in the advanced disease patients.

In summary, AST-VAC2, a second generation dendritic cell technology, has been demonstrated to exhibit a mature dendritic cell phenotype of reproducibly characterized cellular composition. The cells activate allogenic T-cells and migrate in response to chemokine stimulation. AST-VAC2 stimulates a TH-1 type cytokine production and can present antigen delivered to the cells in either mRNA, or protein form. AST-VAC2 can stimulate Class 1 and Class 2 antigen specific T-cells (two types of antigens - type 1 is within a cell, type 2 is outside the cell) and has been shown to prime and stimulate naive antigen restricted T-cells even with only a single HLA-antigen match. Lastly, the feasibility of cryo-presentation and irradiation without alteration of AST-VAC2 function has been demonstrated. These attributes will potentially allow for a greater margin of safety in clinical studies utilizing AST-VAC2 and reduce the number of additional preclinical studies required for an IND submission. Specifically, long-term cell survival and engraftment studies may not be required for an AST-VAC2 IND submission. The first clinical trials of AST-VAC2 using telomerase as the antigen are planned and if the outcome of those trials demonstrate safety and activity, Asterias may examine the potential of AST-VAC2 with telomerase in other cancer indications, or the use of AST-VAC2 to deliver other antigens.

Near-term Product Development Strategy for AST-VAC2

During September 2014, we entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with CRUK and Cancer Research Technology Limited, (“CRT”), a wholly-owned subsidiary of CRUK, pursuant to which CRUK has agreed to fund Phase I/IIa clinical development of our AST-VAC2 product candidate. We will, at our own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to CRUK. CRUK will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase I/IIa clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer. We will have an exclusive first option to obtain a license to use the data from the clinical trial. If we exercise that option we will be obligated to make payments upon the execution of the license agreement, upon the achievement of various milestones, and then royalties on sales of products. In connection with the CRUK Agreement, we sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to us by third parties. We would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

We are completing scale up and technology transfer of the manufacturing process for the AST-VAC2 drug product to CRUK. Following completion of the technology transfer, CRUK will initiate cGMP production to support the first-in-man clinical study of AST-VAC2 cancer immunotherapy in NSCLC. We are also developing and transferring to CRUK the quality, purity and potency assays needed for release testing of clinical grade AST-VAC2, and the immunological monitoring assays that will be used to measure patient immune responses in the clinical trial. CRUK will bear primary responsibility for performing the cGMP manufacturing of clinical grade AST-VAC2, filing the regulatory dossier, and for conducting the Phase I/IIa study of AST-VAC2 in NSCLC. We will continue to serve in a collaborative and advisory role with CRUK throughout this process. Upon completion of the Phase I/IIa study, we will have an exclusive first option to acquire the data generated in the trial.

Telomerase Therapeutic Vaccine (AST-VAC1)

We acquired from Geron rights to its immunological cancer therapy product AST-VAC1, including the IND for clinical trials conducted by Geron and the related drug master files. AST-VAC1 is an autologous product (using cells that come from the treated patient) consisting of mature antigen-presenting dendritic cells pulsed with RNA for the protein component of human telomerase (“hTERT”) and a portion of a lysosomal targeting signal ("LAMP"). LAMP directs the telomerase RNA to the lysosome, the subcellular organelle that directs the RNA to a particular part of the cell membrane. AST-VAC1 is injected into the patient’s skin; and from there the dendritic cells travel to the lymph nodes and instruct cytotoxic T-cells (T-cells that "kill" other cells) to kill tumor cells that express telomerase on their surface.

A Geron-sponsored Phase I/II clinical trial of AST-VAC1 was conducted at six U.S. medical centers in patients with acute myelogenous leukemia (“AML”) in complete clinical remission. The trial examined the safety and feasibility of a prime-boost vaccination regimen (an initial injection ("prime") followed by multiple additional injections ("boost")) to generate and extend the duration of telomerase immunity. Geron evaluated the immune response to AST-VAC1 and explored the effects of vaccination on minimal residual disease and relapse rates. This trial completed patient enrollment in December 2009.

In the Phase I/II clinical trial, patients with AML entered the study in their first or second complete remission. Prior to or shortly after completing consolidation chemotherapy, patients underwent leukapheresis (collection of white blood cells) to harvest normal peripheral blood mononuclear (white blood) cells for vaccine manufacture. AST-VAC1 was produced at a centralized manufacturing facility from the patient-specific leukapheresis harvests. Patient mononuclear cells were differentiated in culture to immature dendritic cells, which were transfected with messenger RNA encoding hTERT and LAMP. Transfected dendritic cells were matured, aliquoted and cryopreserved. AST-VAC1 was released for patient dosing contingent on several product specifications that included identity of mature dendritic cells, confirmation of positive transfection with hTERT, number of viable cells per dose after thawing, and product sterility.

AST-VAC1 was successfully manufactured and released in 24 out of the 33 patients enrolled in the study. These results reflect the variability of patient derived starting material that is often associated with an autologous, patient-specific product.

Three patients progressed prior to vaccination, therefore only 21 of the 24 patients for whom AST-VAC1 was successfully manufactured and released received vaccine. The 21 patients were vaccinated weekly for six weeks with AST-VAC1 administered intra-dermally, followed by a non-treatment period of four weeks, and then subsequent boost injections every other week for 12 weeks. Monthly extended boost injections were then administered until the vaccine product supply was depleted or the patient relapsed.

Twenty-one patients received AST-VAC1 in the study, including 19 in clinical remission and two in early relapse. Of the 19 patients in clinical remission, eight were considered at intermediate risk for relapse and 11 were at high risk for relapse as predicted by their cytogenetics (gene expression pattern in the AML cells), FAB type (French-American-British classification of AML into eight subtypes), or because they were in second clinical remission. Thirteen out of 21 patients in the trial remained in clinical remission at a median duration of follow-up from first vaccination of 13.2 months. At 12 months after vaccination with AST-VAC1, estimated disease-free survival was 81% for patients at high-risk of relapse (95% CI: 42-95%). The confidence interval (“CI”) of 95% means that the true value is between 42 and 95 with a probability of 95%. Previously published data on this patient population suggests that approximately 45% of patients would normally remain free from relapse at this stage. AST-VAC1 was found to have a favorable safety and tolerability profile in this study over multiple vaccinations, with up to 32 serial vaccinations administered (median = 17). Idiopathic thrombocytopenic purpura (bleeding into the skin caused by low platelets in blood) (grade 3-4) was reported in one patient. Other toxicities (grade 1-2) included rash or headache. These data from the Phase I/II trial were presented at the December 2010 American Society of Hematology annual meeting.

Expression of WT-1, a marker of minimal residual disease, was sequentially analyzed by qPCR (quantitative polymerase chain reaction – a method to identify DNA modules) in 21 patients. The 13 patients who remain in clinical remission remain negative for WT-1, while six of seven with clinical relapse were WT-1 positive. One patient was positive for WT-1 prior to vaccination with AST-VAC1 and became WT-1 negative during the course of vaccination. This patient relapsed after 30 months.

Patient immune response to telomerase after vaccination with AST-VAC1 was evaluated using a test called the enzyme-linked immunosorbent spot (“ELISPOT”) assay to measure the presence of activated T-cells specific to hTERT. Positive immune responses were detected in 55% of patients.

We have performed follow-up data collection on the 21 patients treated in the study at the six participating U.S. medical centers to determine the long term effects, if any, of the AST-VAC1 administration on remission duration and disease-free survival. We are in the process of preparing a manuscript describing our findings, and intend to submit an abstract for presentation at the American Society of Clinical Oncology meeting in June 2015.

Early Study of AST-VAC1 in Prostate Cancer

A prior clinical study using AST-VAC1 in metastatic hormone refectory prostate cancer was published in the Journal of Immunology in 2005. Telomerase loaded autologous monocyte-derived dendritic cells were administered to 20 patients with metastatic prostate cancer. Treatment was well tolerated with no significant adverse reactions. In 19 of 20 subjects, telomerase specific T lymphocytes were generated in the peripheral blood after vaccination. Vaccination was associated with a reduction of prostate-specific antigen velocity (a measure of disease progression), although no clinical responses were observed in this preliminary study. This study provided the rationale for the Phase I/II trial in AML described above.

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

We acquired from BioTime a non-exclusive, world-wide, royalty-free sublicense to use certain hES differentiation patents owned by BioTime’s subsidiary, ES Cell International Pte Ltd. (“ESI”). The ESI patents cover methods of modulating the differentiation of hES cells by inhibiting the spontaneous differentiation of hES cells in culture. The technology will be useful in maintaining and expanding populations of undifferentiated hES cells in culture which can then be used in directed differentiation protocols to obtain cells for potential therapeutic use.

cGMP hES Cell Lines Provided by BioTime

BioTime has developed research and clinical grade hES cell lines that it markets for both basic research and therapeutic product development. BioTime will provide us with ampules of five hES cell lines produced by ESI under cGMP. These hES cell lines are among the best characterized and documented cell lines available today, including documented full genomic sequencing. These hES cell lines are included in the Stem Cell Registry of the National Institutes of Health (“NIH”), making them eligible for use in federally funded research. These lines may be used as alternative starting material for producing some of the hES derived cell types acquired from Geron.

Patents and Trade Secrets

The patent portfolio that we acquired from Geron includes over 450 patents and patent applications owned or licensed to Geron relating to human hES cell-based product opportunities. This portfolio consists primarily of patents and patent applications owned by Geron, and also include patent families exclusively licensed to Geron by the third parties, and assigned to us.

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

Oligodendrocyte progenitor cells: The patent rights relevant to oligodendrocyte progenitor cells include rights licensed from the University of California and various developed patent families covering the growth of hES cells and their differentiation into neural cells. There are issued patents in the United States, Australia, Canada, China, United Kingdom, Japan, Singapore and Israel. The expiration dates of these patents range from 2023 to 2029.

Cardiomyocytes: The patent rights relevant to cardiomyocytes include various patent families covering the growth of hES cells and their differentiation into cardiomyocytes. There are issued patents in the United States, Australia, Canada, China, United Kingdom, Hong Kong, Korea, Japan, India, Singapore and Israel. The expiration dates of these patents range from 2022 to 2029.

Pancreatic islet cells: The patent rights relevant to pancreatic islet cells include various patent families covering the growth of hES cells and their differentiation into pancreatic islet cells. There are issued patents in the United States, Australia, Canada, United Kingdom, Hong Kong, Korea, Japan, China, Singapore and Israel. The expiration dates of these patents are in 2022 to 2028.

Hepatocytes: The patent rights relevant to hepatocytes include various patent families covering the growth of hES cells and their differentiation into hepatocytes. There are issued patents in the United States, Australia, Canada, United Kingdom, Korea, India, Singapore and Israel. The expiration dates of these patents are in 2020 to 2029.

Neural cells: The patent rights relevant to neural cells include various patent families covering the growth of hES cells and their differentiation into neural cells. There are issued patents in the United States, Australia, Canada, United Kingdom, Japan, China, Hong Kong, India, Korea, Singapore and Israel. The expiration dates of these patents are in 2020 to 2023.

Hematopoietic cells: The patent rights relevant to hematopoietic cells include rights licensed from certain third parties and various patent families covering the growth of hES cells and their differentiation into hematopoietic cells. There are issued patents in the United States, Australia, United Kingdom, Singapore and Israel. The expiration dates of these patents are in 2022 to 2029.

Osteoblasts: The patent rights relevant to osteoblasts include various patent families covering the growth of hES cells and their differentiation into osteoblasts. There are issued patents in the Australia, United Kingdom, India, Singapore and Israel. The expiration dates of these patents are in 2022.

Chondrocytes: The patent rights relevant to chondrocytes include various patent families covering the growth of hES cells and their differentiation into chondrocytes. There are issued patents in the United States, Australia, Canada, Korea, Singapore and Israel. The expiration dates of these patents are in 2022 to 2023.

Dendritic cells: The patent rights relevant to dendritic cells include rights licensed from third parties and various patent families covering the growth of hES cells and their differentiation into dendritic cells. There are issued patents in the United States, Australia, Europe, Canada, China, Hong Kong, and Japan. The expiration dates of these patents range from 2019 to 2025.

Platform patents: The platform patent rights include various patent families covering the growth of hES cells. There are issued patents in the United States, Australia, Canada, United Kingdom, Hong Kong, China, India, Japan, Singapore and Israel. The expiration dates of these patents range from 2018 to 2030.

ViaCyte Patent Interference Proceedings

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

General Risks Related to Obtaining and Enforcing Patent Protection

Our patents and patent applications are directed to compositions of matter, formulations, methods of use and/or methods of manufacturing, as appropriate. The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be negatively impacted by any of the following:

•	The claims of any patents that are issued may not provide meaningful protection, may not provide a basis for commercially viable products or may not provide us with any competitive advantages;

•	Our patents may be challenged by third parties;

•	Others may have patents that relate to our technology or business that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents;

•	The pending patent applications to which we have rights may not result in issued patents;

•	Our patents may expire; and

•	We may not be successful in developing additional proprietary technologies that are patentable

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

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and be declared invalid or infringing on third party claims. A patent interference proceeding may be instituted with the United States Patent and Trademark Officer (“USPTO”) when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent on patents and applications filed before March 16, 2013. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us. For patents and applications filed after March 16, 2013 a derivation proceeding may be initiated where the USPTO may determine if one patent was derived from the work of an inventor on another patent. In addition to interference proceedings, the USPTO can re-examine issued patents at the request of a third party seeking to have the patent invalidated. After March 16, 2013 an inter partes review proceeding will allow third parties to challenge the validity of an issued patent where there is a reasonable likelihood of invalidity. This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us. This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us.

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

Licensed Stem Cell Technology and Stem Cell Product Development Agreements

Telomerase Sublicense

We received the Telomerase Sublicense from Geron in connection with our acquisition of Geron’s stem cell assets. The Telomerase Sublicense grants us an exclusive sublicense under certain patents owned by the University of Colorado’s University License Equity Holdings, Inc. relating to telomerase and entitles us to use the technology covered by the patents in the development of AST-VAC1 and AST-VAC2 as immunological treatments for cancer. Under the Telomerase Sublicense, we paid Geron a one-time upfront license fee of $65,000, and we will pay Geron an annual license maintenance fee of $10,000 due on each anniversary of the effective date of the agreement, and a 1% royalty on sales of any products that we may develop and commercialize that are covered by the sublicensed patents. The Telomerase Sublicense will expire concurrently with the expiration of Geron’s license. That license will terminate during April 2017 when the licensed patents expire. The Telomerase Sublicense may also be terminated by us by giving Geron 90 days written notice, by us or by Geron if the other party breaches its obligations under the sublicense agreement and fails to cure their breach within the prescribed time period, or by us or by Geron upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party.

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

In consideration of the rights licensed to us, we have agreed to pay WARF an upfront license fee and have agreed to pay, payments upon the attainment of specified clinical development milestones, royalties on sales of commercialized products, and, subject to certain exclusions, a percentage of any payments that we may receive from any sublicenses that we may grant to use the licensed patents or stem cell lines.

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

Royalty Agreement with Geron

In connection with our acquisition of Geron’s stem cell assets, we entered into a Royalty Agreement with Geron pursuant to which we agreed to pay Geron a 4% royalty on net sales (as defined in the Royalty Agreement), by us or any of our affiliates or sales agents, of any products that we develop and commercialize that are covered by the patents Geron contributed to us. In the case of sales of such products by a person other than us or one of our affiliates or sales agents, we will be required to pay Geron 50% of all royalties and cash payments received by us or by our affiliate in respect of a product sale. Royalty payments will be subject to proration in the event that a product covered by a patent acquired from Geron is sold in combination with another product that is not covered by a patent acquired from Geron. The Royalty Agreement will terminate at the expiration or termination date of the last issued patent contributed by Geron under the Royalty Agreement. We estimate that the latest patent expiration date will be 2029.

Clinical Trial and Option Agreement with Cancer Research United Kingdom

During September 2014, we entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (“CRUK”) and Cancer Research Technology Limited, (“CRT”), a wholly-owned subsidiary of CRUK, pursuant to which CRUK has agreed to fund Phase I/IIa clinical development of our AST-VAC2 product candidate. We will, at our own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to CRUK. CRUK will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase I/IIa clinical trial of AST-VAC2 in cancer patients in both resected early-stage and advanced forms of lung cancer. We will have an exclusive first option to obtain a license to use the data from the clinical trial. If we exercise that option we will be obligated to make payments upon the execution of the License Agreement, upon the achievement of various milestones, and then royalties on sales of products, and, if we sublicense product development or commercialization rights to a third party, we would pay CRT a share of any sublicense revenues we receive from the third party, with CRT’s share varying from a high of 40% in the case of a sublicense entered into prior to commencement of a Phase II clinical trial, to substantially lower rates in the case of a sublicense entered into at various later stages of clinical development but prior to completion of a Phase III clinical trial, and as low as 7.5% in the case of a sublicense entered into after completion of a Phase III clinical trial. In connection with the CRUK Agreement, we sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to us by third parties. We would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

If we decline to exercise our option, CRT will then have an option to obtain a license to use our intellectual property relating to AST-VAC2 to continue the development and commercialization of AST-VAC2 and related products for which we will be entitled to receive a share of the revenue relating to development and partnering proceeds. The CRT’s option will be exercisable by CRT for four months from when our option expires.

The CRUK Agreement will expire upon the earliest of (i) the date we obtain a license to use the clinical data pursuant to an exercise of our option, (ii) the date CRT obtains a license to continue the development and commercialization of AST-VAC2 pursuant to an exercise of our option and (iii) the expiration of both our option and the CRT’s option. Notwithstanding the foregoing, any party may terminate the CRUK Agreement prior to its expiration for events including (i) a party materially breaches the agreement and such breach is not cured within 60 days after the non-breaching party delivers written notice, (ii) any party is insolvent or liquidated or (iii) if regulatory approval of the clinical trial is not obtained within two years after the parties complete the technology transfer phase of the agreement, or if regulatory approval is revoked, withdrawn or otherwise terminated, or if a regulatory authority orders a halt or hold on the clinical trial for more than 18 months. In addition, CRUK will have the right to terminate the CRUK Agreement under certain other circumstances.

The CRUK Agreement contains customary representations, warranties and covenants from us and CRUK, as well as customary provisions relating to indemnity, confidentiality and other matters.

Share Ownership in OrthoCyte and Cell Cure Neurosciences

Under the Asset Contribution Agreement, BioTime transferred to us a portion of their share ownership in two subsidiaries, OrthoCyte Corporation (“OrthoCyte”) and Cell Cure Neurosciences Ltd (“Cell Cure Neurosciences”). We received 10% of the shares of OrthoCyte and 6% of the ordinary shares of Cell Cure Neurosciences outstanding as of January 4, 2013.

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

Cell Cure Neurosciences

Cell Cure Neurosciences is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis. Cell Cure Neurosciences’ lead product is OpRegen®, a proprietary formulation of embryonic stem cell-derived retinal pigmented epithelial (“RPE”) cells developed to address the high, unmet medical needs of people suffering from age-related macular degeneration (“dry AMD”).

On February 16, 2015, the first clinical trial of OpRegen® opened at Hadassah University Medical Center in Jerusalem.  The clinical trial is entitled “Phase I/IIa Dose Escalation Safety and Efficacy Study of Human Embryonic Stem Cell-Derived Retinal Pigment Epithelium Cells Transplanted Subretinally in Patients with Advanced Dry-Form Age-Related Macular Degeneration with Geographic Atrophy”. Patient enrollment is expected to begin shortly. The Phase I/IIa clinical trial will evaluate three different dose regimens of OpRegen®. Following transplantation, the patients will be followed for 12 months at specified intervals, to evaluate the safety and tolerability of OpRegen®. Following the initial 12 month period, patients will continue to be monitored at longer intervals for an additional period of time. A secondary objective of the clinical trial will be to examine the ability of transplanted OpRegen® to engraft, survive, and moderate disease progression in the patients. In addition to thorough characterization of visual function, a battery of ophthalmic imaging modalities will be used to quantify structural changes and rate of geographic atrophy expansion.

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

We have also entered into a new lease for a 44,000 square foot facility in Fremont, California at which we plan to construct a cGMP compliant facility for the production of our product candidates, using a $4,400,000 tenant improvement allowance from the landlord. We anticipate initiating construction at the Fremont facility during the first quarter of 2015.

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

FDA and Foreign Regulation

We believe that the FDA will regulate most of our proposed products as biologicals. In the United States, the FDA regulates drugs and biologicals under the Federal Food, Drug and Cosmetic Act or FDCA, the Public Health Service Act, or PHSA, and implementing regulations. In addition, establishments that manufacture human cells, tissues, and cellular and tissue-based products are subject to additional registration and listing requirements, including current good tissue practice regulations. Many of our proposed products will be reviewed by the FDA staff in its Center for Biologics Evaluation and Research (“CBER”) Office of Cellular, Tissue and Gene Therapies.

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

Applications for Marketing Approval

No action can be taken to market any therapeutic product in the United States until an appropriate application, which in the case of a cell therapy or vaccine product will be a Biologics License Application (“BLA”), has been approved by the FDA. Submission of the application is no guarantee that the FDA will find it complete and accept it for filing. If an application is accepted for filing, following the FDA’s review, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. FDA regulations also restrict the export of therapeutic products for clinical use prior to BLA approval. To date, the FDA has not granted marketing approval to any hES-based therapeutic products and it is possible that the FDA or foreign regulatory agencies may subject our product candidates to additional or more stringent review than drugs or biologicals derived from other technologies.

The FDA offers several programs to expedite development of products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. A product may be eligible for breakthrough therapy designation if it treats a serious or life-threatening disease or condition and preliminary clinical evidence indicates it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Features of breakthrough therapy designation include intensive guidance from FDA on an efficient development program, intensive involvement of FDA staff in a proactive, collaborative review process, and rolling review of marketing applications. Under its accelerated approval regulations, the FDA may approve a product based on a surrogate endpoint that is reasonably likely to predict clinical benefits or based on an effect on a clinical endpoint other than survival or irreversible morbidity. The applicant will then be required to conduct additional, post-approval confirmatory trials to verify and describe clinical benefit, and the product may have certain post-marketing restrictions as necessary to assure safe use. The FDA may withdraw approval granted under the traditional route or under an accelerated approval, if it is warranted. The FDA may also consider ways to use the accelerated approval pathway for rare or very rare diseases, and a new review designation has been created to help foster the innovation of promising new therapies with the potential to shorten the timeframe for conducting pivotal trials and speed up patient access to the approved product. There is no assurance that the FDA will grant breakthrough therapy or accelerated approval status to any of our product candidates.

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

Employees

As of December 31, 2014 we employed 25 persons on a full time basis. Thirteen of our employees hold Ph.D. degrees in one or more fields of science.

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

Risks Related to Our Business Operations

We have a history of operating losses and negative cash flows

Since our inception in September 2012, we have incurred operating losses and negative cash flow, and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the fiscal years ended December 31, 2014, and 2013, the period from September 2012 (inception) to December 31, 2012, and the period from September 2012 (inception) to December 31, 2014 were $10,097,154, $22,379,744, $758,893 and $33,235,791, respectively, and we had an accumulated deficit of $33,235,791 and $23,138,637 as of December 31, 2014 and 2013, respectively. Our net loss for the year ended December 31, 2013 and our accumulated deficit as of that date include $17,458,766 charged as in-process research and development expenses (“IPR&D”) in accordance with Accounting Standards Codification (“ASC”) 805-50 on account of our acquisition of certain assets from Geron. See Notes 2 and 3 to Financial Statements. BioTime previously funded our formation and operating costs but we do not expect BioTime to continue to do so in the future. We have limited cash resources and will depend upon future equity financings, research grants, financings through collaborations with third parties, and sales of BioTime common shares that we as a source of funding for our operations. There is no assurance that we will be able to obtain the financing we need from any of those sources, or that any such financing that may become available will be on terms that are favorable to us and our shareholders.

Failure to attract and retain skilled personnel and key relationships could impair our research and development efforts

Our operations are still in the start-up stage and we had only 25 employees as of December 31, 2014. We will need to recruit and hire additional qualified research scientists, laboratory technicians, clinical development, and management personnel. Competition for these types of personnel is intense and we may experience delays in hiring the qualified people that we need. The inability to attract and retain sufficient qualified management, scientific, or technical personnel may significantly delay or prevent the achievement of our product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. We partially rely on BioTime to provide financial accounting management and personnel, human resources, and intellectual property management. We will also rely on consultants and advisors who are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to perform services for us.

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

•	We may have to limit our laboratory research and development work based on the amount of our cash resources.

•	We plan to seek research and development grants from government agencies and to enter into collaborative product development agreements through which third parties will provide funding or otherwise bear the cost of research and development or clinical trials of our product candidates. There is no assurance that the amount of any grants that we may receive will be adequate for our needs. The agreements we entered into to date with CIRM and CRUK are subject to termination if certain milestones are not achieved. Hence, there is no assurance that we will receive the full value of the agreement with either entity.

•	Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses

•	We plan to incur substantial research and product development expenses, and we will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties, and license fees.

•	It is likely that additional sales of equity or debt securities will be required in the near future to meet our short-term capital needs, unless we receive substantial research grants and revenues from the sale of any products that receive regulatory approval or we are successful in licensing or sublicensing our technology and we receive substantial licensing fees and royalties.

•	Sales of additional equity securities could result in the dilution of the interests of present shareholders.

The condition of certain cells, cell lines and other biological materials that we acquired from Geron could impact the time and cost of commencing our research and product development programs

The cells, cell lines and other biological materials that we acquired are being stored under cryopreservation protocols intended to preserve their functionality. We have successfully completed the verification of the viability of three lots of AST-OPC1 cells that we intend to use in clinical trials. However, the functional condition of the other materials cannot be certified until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment. We intend to perform that testing on the cells that we intend to use in our research and development programs as the need arises.

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

We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our therapeutic product candidates

We will need to rely on third parties, such as CRUK, contract research organizations, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories to conduct any clinical trials that we may undertake for our products. We may also rely on third parties to assist with our preclinical development of therapeutic product candidates. If we outsource clinical trials, we may be unable to directly control the timing, conduct and expense of our clinical trials. If we enlist third parties to conduct clinical trials and they fail to successfully carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our therapeutic product candidates.

We will have certain obligations and may incur liabilities arising from clinical trials, and we do not yet know the scope of any resulting expenses that might arise

We face the risk of incurring liabilities to patients who participate in clinical trials of our product candidates if they incur any injuries as a result of their participation. We will also be obligated to obtain information and prepare reports about the health of the clinical trial patients. In addition, we have assumed Geron’s obligations to obtain information and prepare reports about the health of patients, and we have assumed any liabilities to those patients that might arise from any injuries they may have incurred, as a result of their participation in the clinical trials of Geron’s GRN-OPC1 cell replacement therapy for spinal cord damage and its GRN-VAC1 immunological therapy for certain cancers. We are not aware of any claims by patients alleging injuries suffered as a result of any of those clinical trials, but if any claims are made and if liability can be established, the amount of any liability that we may incur, depending upon the nature and extent of any provable injuries, could exceed our insurance coverage, and the amount of the liability could be material to our financial condition.

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

If we do not receive FDA and other regulatory approvals we will not be permitted to sell our products

The cell-based products that we are developing cannot be sold until the FDA and corresponding foreign regulatory authorities approve the products for medical use. To date, long-term safety and efficacy has not been demonstrated in clinical trials for any of our therapeutic product candidates. The need to obtain regulatory approval to market a new product means that:

•	we will have to conduct expensive and time consuming clinical trials of new products. The full cost of conducting and completing clinical trials necessary to obtain FDA and foreign regulatory approval of a new product cannot be presently determined, but could exceed our current financial resources;

•	clinical trials and the regulatory approval process for a cell-based product can take several years to complete. As a result, we will incur the expense and delay inherent in seeking FDA and foreign regulatory approval of new products, even if the results of clinical trials are favorable;

•	data obtained from preclinical and clinical studies is susceptible to varying interpretations that could delay, limit, or prevent regulatory agency approvals. Delays in the regulatory approval process or rejections of an application for approval of a new drug or cell-based product may be encountered as a result of changes in regulatory agency policy;

•	because the therapeutic products we plan to develop with hES and iPS technology involve the application of new technologies and approaches to medicine, the FDA or foreign regulatory agencies may subject those products to additional or more stringent review than drugs or biologics derived from other technologies. No therapeutic product based on hES or iPS technology has been approved by the FDA to date.

•	a product that is approved may be subject to restrictions on use;

•	the FDA can limit or withdraw approval of a product if problems arise; and

•	we will face similar regulatory issues in foreign countries.

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

•	Government imposed bans or restrictions on the use of embryos or hES cells research and development in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for any of our products that receive regulatory approval. In March 2009, President Obama lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with President Obama’s executive order, the National Institutes of Health has adopted new guidelines for determining the eligibility of hES cell lines for use in federally funded research. The central focus of the proposed guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors. hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.

•	California law requires that stem cell research be conducted under the oversight of a stem cell research oversight (“SCRO”) committee. Many kinds of stem cell research, including the derivation of new hES cell lines, may only be conducted in California with the prior written approval of the SCRO. A SCRO could prohibit or impose restrictions on the research we plan to do.

•	The use of hES cells gives rise to religious, moral and ethical issues regarding the appropriate means of obtaining the cells and the appropriate use and disposal of the cells. These considerations could lead to more restrictive government regulations or could generally constrain stem cell research thereby limiting the market and demand for any of our products that receive regulatory approval.

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

The implementation of the ACA in the United States may adversely affect our business.

As a result of the March 2010 adoption of the ACA in the United States, substantial changes are being made to the current system for paying for healthcare in the United States, including programs to extend medical benefits to millions of individuals who currently lack insurance coverage. The changes contemplated by the ACA are subject to rule-making and implementation timelines that extend for several years, as well as initiatives in Congress to amend or repeal the law, and this uncertainty limits our ability to forecast changes that may occur in the future. However, implementation of the ACA has already begun with respect to certain significant cost-saving measures, including changes to several government healthcare programs that may cover the cost of our future products, including Medicaid, Medicare Parts B and D, and these efforts could have a materially adverse impact on our future financial prospects and performance. For example, with respect to Medicaid, in order for a manufacturer’s products to be reimbursed by federal funding under Medicaid, the manufacturer must enter into a Medicaid rebate agreement with the Secretary of the United States Department of Health and Human Services, and must pay certain rebates to the states based on utilization data provided by each state to the manufacturer and to CMS, and based on pricing data provided by the manufacturer to the federal government. The states share this savings with the federal government, and sometimes implement their own additional supplemental rebate programs. Under the Medicaid drug rebate program, the rebate amount for most branded drug products was previously equal to a minimum of 15.1% of the Average Manufacturer Price, or AMP, or the AMP less Best Price, whichever is greater. Effective January 1, 2010, the ACA generally increases the size of the Medicaid rebates paid by manufacturers for single source and innovator multiple source (brand name) drug product from a minimum of 15.1% to a minimum of 23.1% of the AMP, subject to certain exceptions, for example, for certain clotting factors, the increase is limited to a minimum of 17.1% of the AMP. For non-innovator multiple source (generic) products, the rebate percentage is increased from a minimum of 11.0% to a minimum of 13.0% of AMP.  In 2010, the ACA also newly extended this rebate obligation to prescription drugs covered by Medicaid managed care organizations. These increases in required rebates may adversely affect our future financial prospects and performance. The ACA also creates new rebate obligations for products under Medicare Part D, a partial, voluntary prescription drug benefit created by the United States federal government primarily for persons 65 years old and over. The Part D drug program is administered through private insurers that contract with CMS. Beginning in 2011, the healthcare reform law generally requires that in order for a drug manufacturer’s products to be reimbursed under Medicare Part D, the manufacturer must enter into a Medicare Coverage Gap Discount Program agreement with the Secretary of the United States Department of Health and Human Services, and reimburse each Medicare Part D plan sponsor an amount equal to 50% savings for the manufacturer’s brand name drugs and biologics which the Part D plan sponsor has provided to its Medicare Part D beneficiaries who are in the “donut hole” (or a gap in Medicare Part D coverage for beneficiaries who have expended certain amounts for drugs). The Part D plan sponsor is responsible for calculating and providing the discount directly to its beneficiaries and for reporting these amounts paid to CMS’s contractor, which notifies drug manufacturers of the rebate amounts it must pay to each Part D plan sponsor. The rebate requirement could adversely affect our future financial performance, particularly if contracts with Part D plans cannot be favorably renegotiated or the Part D plan sponsors fail to accurately calculate payments due in a manner that overstates our rebate obligation. The ACA also introduced a biosimilar pathway that will permit companies to obtain FDA approval of generic versions of existing biologics based upon reduced documentation and data requirements deemed sufficient to demonstrate safety and efficacy than are required for the pioneer biologics. The new law provides that a biosimilar application may be submitted as soon as four years after the reference product is first licensed, and that the FDA may not make approval of an application effective until 12 years after the reference product was first licensed. With the likely introduction of biosimilars in the United States, we expect in the future to face greater competition from biosimilar products, including a possible increase in patent challenges. The FDA has reported meeting with sponsors who are interested in developing biosimilar products, and is developing regulations to implement the abbreviated regulatory review pathway. Regarding access to our products, the ACA established and provided significant funding for a Patient-Centered Outcomes Research Institute to coordinate and fund Comparative Effectiveness Research, or CER. While the stated intent of CER is to develop information to guide providers to the most efficacious therapies, outcomes of CER could influence the reimbursement or coverage for therapies that are determined to be less cost-effective than others. Should any of our products be determined to be less cost effective than alternative therapies, the levels of reimbursement for these products, or the willingness to reimburse at all, could be impacted, which could materially impact our future financial prospects and results.

Risks Related to Our Relationship With BioTime

We are a subsidiary of BioTime, and accordingly our business is substantially controlled by BioTime.

As of March 9, 2015, BioTime owns approximately 67.5% of our issued and outstanding Series A Shares, and also holds warrants that, if exercised, would increase its ownership by approximately 2.9%. Because BioTime owns a majority of the outstanding Series A Shares, it has the voting power to elect our entire Board of Directors. Presently, four of the eight members of our Board of Directors are also directors or officers of BioTime, and another director is an employee of Broadwood Capital, Inc., which is the general partner of Broadwood Partners, L.P., the partnership that is the largest shareholder of BioTime. Some of our directors also serve on the Boards of Directors of one or more of BioTime’s other subsidiaries. The relationship of our directors with BioTime means that we will not have a Board of Directors making business decisions on our behalf independent from BioTime. Even those of our directors who do not serve on the BioTime Board of Directors will be elected to our Board of Directors by BioTime, and they may be removed from our Board by BioTime, as the majority shareholder.

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

We partially rely upon BioTime for certain services and resources

Although we have our own research facilities, scientific personnel, and some management personnel, we partially rely on BioTime to provide certain management and administrative services, including patent prosecution, certain legal services, accounting, financial management, and controls over financial accounting and reporting. We have entered into a Shared Facilities and Services Agreement”) with BioTime under which we have agreed to bear costs allocated to us by BioTime for the use of BioTime human resources and for services and materials provided for our benefit by BioTime. We pay BioTime 105% of its costs of providing personnel and services to us, and for any use of its facilities by us, including an allocation of general overhead based on that use. We may also share the services of some research personnel with BioTime.

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

•	We and BioTime or any of its other subsidiaries may determine to engage in research and development of the same or similar products or technologies, or products that would otherwise compete in the market place. Even if we utilize different technologies than BioTime or its other subsidiaries, we could find ourselves in competition with them for research scientists, financing and other resources, licensing, manufacturing, and distribution arrangements, and for customers if we and BioTime or another BioTime subsidiary both bring products to market.

•	Because we are a subsidiary of BioTime, BioTime could prevent us from engaging in research and development programs, investments, business ventures, or agreements to develop, license, or acquire products or technologies that would or might compete with those owned, licensed, or under development by BioTime or any of its other subsidiaries.

•	BioTime may determine that some of our patents or technology would be useful in its business or that of another BioTime subsidiary, and BioTime or another BioTime subsidiary may hold patents or technology that we may determine would be useful in our business. In such cases we may enter into license or sublicense agreements with BioTime or another BioTime subsidiary for the use of such patents or technology. Conflicts of interest will arise in determining the scope and financial terms of any such licenses or sublicenses, including the fields of use permitted, licensing fees, and royalties, if any, and other matters.

•	BioTime and its other subsidiaries will engage for their own accounts in research and product development programs, investments, and business ventures, and we will not be entitled to participate or to receive an interest in those programs, investments, or business ventures. BioTime and its other subsidiaries will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by us or by BioTime or by any of BioTime’s other subsidiaries. Our respective boards of directors will have to determine which company should pursue those opportunities, taking into account relevant facts and circumstances at the time, such as the financial and other resources of the companies available to acquire and utilize the opportunity, and the best “fit” between the opportunity and the business and research and development programs of the companies. However, since BioTime will have the ultimate power to elect the members of our Board of Directors, BioTime may have the ultimate say in decision making with respect to the allocation of opportunities.

•	If we enter into any patent or technology license or sublicense, or any other agreement with BioTime or with another BioTime subsidiary, the BioTime companies that are parties to the agreement may have a conflict of interest in determining how and when they should enforce their rights under the agreement if the other BioTime company that is a party were to default or otherwise fail to perform any of its obligations under the agreement.

•	One of our significant assets is 3,852,880 BioTime common shares that we held as of December 31, 2014. Through the Asset Contribution Agreement we acquired 8,902,077 BioTime common shares from BioTime in October 2013 and we sold a portion of those shares during June 2014. We expect to sell the remaining BioTime common shares from time to time, or to pledge those shares as collateral for loans, to raise capital to finance our operations. Because a sale of those shares could have a depressing effect on the market value of BioTime common shares, BioTime will have a continuing interest in the number of shares we sell, the prices at which we sell the shares, and time and manner in which the shares are sold. Further, we may need or find it desirable to sell BioTime common shares at the same time as BioTime, or other BioTime subsidiaries that hold BioTime common shares, also desire to sell some of their BioTime common shares. Concurrent sales of BioTime common shares by us, BioTime, or other BioTime subsidiaries could have a depressing effect on the market price of the BioTime common shares, lowering the price at which we and they are able to sell BioTime common shares and resulting in lower net proceeds from the sales. We plan to coordinate any future sales of our BioTime common shares with BioTime and its other subsidiaries in order to provide an orderly and controlled process for raising capital through the sale of BioTime shares. This will include an agreement as to the number of shares to be sold, the time period or “market window” for selling shares, the use of a common securities broker-dealer, and a fair allocation of net sales based on average sales prices during any trading day on which we and they sell BioTime shares.

•	Each conflict of interest will be resolved by our respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time. However, the terms and conditions of patent and technology licenses and other agreements between us and BioTime or other BioTime subsidiaries will not be negotiated on an arm’s-length basis due to BioTime’s ownership of a controlling interest in us and due to the commonality of directors serving on our respective boards of directors.

Risks Related to Our Dependence on Third Parties

We could lose our CIRM grant if we fail to meet the clinical trial milestones that are a condition to CIRM’s obligation to provide funding

We are depending upon our grant from CIRM as a source of financing for the costs of conducting our Phase I/IIa clinical trial and process development of AST-OPC1.  Under the terms of the CIRM grant, we must meet certain efficacy and progress milestones pertaining to the clinical trial.  If we fail to meet any of the milestones within the specified time frame, CIRM may discontinue providing grant funds to us, which could force us to postpone, delay, or discontinue the clinical trial and development work for the product.

Establishing and maintaining strategic alliances is a key component of our business strategy. If we are unable to establish and maintain strategic alliances for our therapeutic product candidates, we may have to reduce or delay our product development or increase our expenditures

A key component of our current strategy for developing, manufacturing and commercializing our therapeutic product candidates will be entering into strategic alliances with pharmaceutical companies or other industry participants to advance our programs and enable us to maintain our financial and operational capacity. We will face significant competition in seeking appropriate alliances. We may not be able to negotiate alliances on acceptable terms, if at all. If our strategic alliances do not result in the successful development and commercialization of our product candidates or if one or more of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our continued development of our product candidates could be delayed and we may need to obtain additional funding, which may be unavailable or available only on unfavorable terms.

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

Industry and other market data used in this Annual Report, including those undertaken by us or our engaged consultants, may prove to be unrepresentative of current and future market conditions or future results

This Annual Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, and surveys and studies we commissioned, regarding the market potential for our product candidates. Although we believe that such information has been obtained from sources believed to be reliable, neither the sources of such data, nor we, can guarantee the accuracy or completeness of such information. While we believe these industry publications and third party research, surveys and studies are reliable, we have not independently verified such data. With respect to the information from third party consultants, the results of that study represent the independent consultants’ own methodologies, assumptions, research, analysis, projections, estimations, composition of respondent pool, presentation of data, and adjustments, each of which may ultimately prove to be incorrect, and cause actual results and market viability to differ materially from those presented in such report.  Readers should not place undue reliance on this information.

Risks Pertaining to Our Common Stock

Ownership of our common stock will entail certain risks associated with the volatility of prices for our shares and the fact that we do not pay dividends on our common stock.

Because we are engaged in the development of stem cell therapeutic products, the price of our common stock may rise and fall rapidly

The market price of our common stock like that of the shares of many biotechnology companies, may be highly volatile. The price of our common stock may rise or fall rapidly as a result of a number of factors, including:

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

The recently enacted JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the Commission, which could undermine investor confidence in our company and adversely affect the market price of our securities.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an emerging growth company until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Securities Exchange Act of 1934 for a period of at least 12 months, and (c) have filed at least one annual report pursuant to the Securities Exchange Act of 1934.

Under this definition, we are an emerging growth company and could remain an emerging growth company until as late as December 31, 2019.

The JOBS Act provides that, so long as we qualify as an emerging growth company, we will, among other things:

•	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•	be exempt from the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;

•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

•	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although we are still evaluating the JOBS Act, we currently take advantage of the reduced regulatory and reporting requirements that are available to us so long as we qualify as an “emerging growth company,” except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the Commission, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our securities may be materially and adversely affected.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale

Sales of substantial amounts of our common stock in the public market, or the perception that those sales could occur, could cause the market price of our common stock to decline. Sales of substantial amounts of common stock could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We have not registered for sale or transfer under the Securities Act any of the 21,823,340 shares of our Series A Shares or 3,150,000 warrants that BioTime owns, or the Series A Shares that it may receive if it exercises its warrants. However, BioTime reserves the right to sell its Series A Shares and the warrants in the future or to distribute them to its shareholders.

We do not currently intend to pay dividends on any of our classes of securities and, consequently, your ability to achieve a return on your investment will depend on the appreciation in the price of our securities.

We have never declared or paid any cash dividends on any class of our securities. We currently intend to retain any future earnings to fund our future growth and do not expect to declare or pay any dividend on any class of our securities in the foreseeable future. As a result, you may only realize a gain on your investment in our securities if the market price of our securities appreciates and you sell your securities at a price above your cost after accounting for any taxes. The price of our securities may not appreciate in value or ever exceed the price that you paid for our securities.

The price of our common stock, and the value of our assets, will be affected by changes in the value of the BioTime common shares that we own

As of December 31, 2014, we held 3,852,880 of the 8,902,077 BioTime common shares we received from BioTime under the Asset Contribution Agreement. The value of our common stock will reflect, in part, the value of the BioTime common shares that we hold. The value of the BioTime common shares we hold will vary with the price at which BioTime common shares trade in the public market. The market price of BioTime common shares will be impacted by a number of factors, including the results of BioTime’s operations.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our securities could decline.

The current trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover us, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 150,000,000 shares of common stock, consisting of 75,000,000 Series A Shares and 75,000,000 of our Series B Shares. We are also authorized to issue 5,000,000 shares of “blank check” preferred stock. As of March 1, 2015, we had issued and outstanding 32,312,407 Series A Shares. We have also reserved 8,500,000 Series A Shares for issuance upon the exercise of outstanding warrants, and 4,500,000 Series A Shares for issuance under a stock option and stock purchase plan.

We may issue additional shares of common stock or other securities in order to raise additional capital, or in connection with hiring or retaining employees or consultants, or in connection with future acquisitions of licenses to technology or rights to acquire products, in connection with future business acquisitions, or for other business purposes. The future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock.

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

BioTime may assign the lease to us outright at any time after we have obtained at least $10,000,000 in equity capital through the sale of our capital stock for cash, or we have a class of capital stock registered under Section 12 of the Securities Exchange Act of 1934, as amended; provided that we must agree in writing to assume, to be bound by, and to perform the terms, covenants and conditions of the lease. We expect that the conditions to the assignment will be met.

On December 30, 2013, Asterias entered into a lease for an office and research facility located in Fremont, California, consisting of an existing building with approximately 44,000 square feet of space. The building will be used by Asterias primarily as a laboratory and production facility that can be used to produce human embryonic stem cells and related products under current good manufacturing procedures (cGMP). We plan to construct certain tenant improvements for our use, which we expect will cost approximately $5.5 million, of which a maximum $4.4 million will be paid by the landlord. The landlord’s obligation to fund the tenant improvements expires on June 30, 2015 with respect to any portion of the allowance not expended by then. Asterias expects to substantially complete construction of the built-to-suit facility during the third quarter of 2015.

The lease is for a term of 96 months commencing on October 1, 2014, with two available five-year options to extend the term, upon one year written notice by Asterias. During the first 15 months of the lease term, from October 1, 2014 through December 31, 2015, Asterias will pay monthly base rent of $50,985 representing 22,000 square feet rather than 44,000 square feet provided that Asterias is not in default in performing its obligations under the lease beyond any notice and cure periods. Beginning on January 1, 2016, base rent will increase to $105,142 per month and increase by approximately 3% annually on every October 1 thereafter.

In addition to monthly base rent, Asterias will pay all real estate taxes, insurance and the cost of maintenance, repair and replacement of the leased premises. During the first 15 months of the lease term, Asterias will pay only 50% of the real estate taxes assessed on the premises provided that Asterias is not in default in performing its obligations under the lease beyond any notice and cure periods. However, if any improvements or alterations to the premises that Asterias constructs or adds are assessed for real property tax purposes at a valuation higher than the valuation of the improvements on the premises on the date it signed the lease, Asterias will pay 100% of the taxes levied on the excess assessed valuation.

Asterias also currently pays $3,512 per month for the use of approximately 120 square feet of the office space in New York City that is used to conduct meetings and other business affairs. The lease is for a term of one year commencing July 1, 2014.

Item 3.	Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Series A Shares have been traded on the NYSE MKT under the symbol AST since October 7, 2014. From July 2014 through October 7, 2014 our Series A Shares traded on the OTC Bulletin Board under the ticker symbol “ASTYV.” The following table sets forth the range of high and low closing prices for our Series A Shares during the third and fourth quarters of 2014 as report by the NYSE MKT and the OTC BB.

Quarter Ended	High	Low
September 30, 2014	$7.35	$2.07
December 31, 2014	$6.25	$3.07

Over-the-counter market quotations on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of February 26, 2015, there were 542 holders of record of our Series A Shares.

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2014:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Asterias Equity Compensation Plans Approved by Shareholders(1)	3,346,666	$2.42	1,150,001

(1)	Includes 200,000 shares of restricted stock granted to Pedro Lichtinger, our President and Chief Executive Officer of Asterias on June 9, 2014, which are subject to restrictions on transfer and to forfeiture until the shares vest. The restricted stock will vest at the rate of 16,667 shares per month while Mr. Lichtinger remains employed by Asterias.

Additional information concerning our Equity Incentive Plan, the stock options and restricted stock may be found in Note 9 to the Financial Statements.

Dividend Policy

We have never paid cash dividends on our capital stock and we do not anticipate paying cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors deems relevant.

Performance Measurement Comparison(1)

The following graph compares total stockholder returns of Asterias Biotherapeutics, Inc.for the last six months beginning July 18, 2014 to two indices: the NYSE Amex Market Value – U.S. Companies (Amex Market Value) and the NYSE Arca Biotechnology Index (NYSE Arca Biotechnology Index). The total return for our stock and for each index assumes the reinvestment of dividends, although we have never declared dividends on Asterias Biotherapeutics, Inc., and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The NYSE Amex Market Value tracks the aggregate price performance of equity securities of U.S. companies listed therein. The NYSE Arca Biotechnology Index represents biotechnology companies, trading on NYSE MKT under the Standard Industrial Classification (SIC) Code Nos. 283 (Drugs) and 382 (Laboratory Apparatus and Analytical, Optical) main categories (2834:Pharmaceutical Preparations; 2835: Diagnostic Substances; 2836: Biological Products; 3826: Laboratory Analytical Instruments; and 3829: Measuring & Controlling Devices). Asterias Biotherapeutics, Inc. common stock trades on the NYSE MKT and is a component of the NYSE Amex Market Value – US Companies.

Comparison of 6 Month Cumulative Total Return on Investment

		7/18/2014	7/31/2014	8/31/2014	9/30/2014	10/31/2014	11/30/2014	12/31/2014

Asterias Biotherapeutics, Inc.	Cum $	100.00	62.50	99.17	168.33	116.67	108.33	90.00

AMEX Market Value (US Companies)	Cum $	100.00	96.91	102.79	97.37	93.69	88.61	90.99

NYSE Arca Biotechnology Index	Cum $	100.00	100.47	115.01	113.60	123.17	126.27	126.42

Asterias Biotherapeutics, Inc., the Amex Market Value and Amex Biotechnology Index(2)

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of BioTime under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Shows the cumulative total return on investment assuming an investment of $100 in each of BioTime, Inc., the Amex Market Value and NYSE Arca Biotechnology Index on December 31, 2009. The cumulative total return on BioTime stock has been computed based on a price of $4.23 per share, the price at which BioTime’s shares closed on December 31, 2009.

Item 6.	Selected Financial Data

	Years Ended December 31,		Cumulative Period from Inception (September 24, 2012) to
	2014	2013	December 31, 2012	December 31, 2014
REVENUE
Royalties from product sales	$189,215	$-	$-	$189,215
Grant income	1,034,456	-	-	1,034,456
Total revenues	1,233,671	-	-	1,233,671
Cost of sales	(94,607)	-	-	(94,607)
Total gross profit	1,129,064	-	-	1,129,064

OPERATING EXPENSES
Research and development	(13,310,421)	(4,319,494)	-	(17,629,915)
Acquired in-process research and development (see Note 2)	-	(17,458,766)	-	(17,458,766)
General and administrative	(5,279,859)	(3,883,185)	(758,563)	(9,921,607)
Total operating expenses	(18,590,280)	(25,661,445)	(758,563)	(45,010,288)

Loss from operations	(17,461,216)	(25,661,445)	(758,563)	(43,881,224)

OTHER INCOME/(EXPENSE)
Interest expense, net	(9,991)	(1,737)	-	(11,728)
Other income/(expense), net	(1,558)	313	(330)	(1,575)
Gain on sale of fixed assets	-	2,430	-	2,430
Total other income/(expense), net	(11,549)	1,006	(330)	(10,873)

LOSS BEFORE DEFERRED INCOME TAX BENEFIT	(17,472,765)	(25,660,439)	(758,893)	(43,892,097)

Deferred income tax benefit	7,375,611	3,280,695	-	10,656,306

NET LOSS	(10,097,154)	(22,379,744)	(758,893)	(33,235,791)

Unrealized gain/(loss) on available-for-sale securities, net	2,432,023	(2,934,686)	-	(502,663)

COMPREHENSIVE LOSS	$(7,665,131)	$(25,314,430)	$(758,893)	$(33,738,454)

Basic and diluted net loss per common share	$(0.33)	$(2.90)	$(14.69)	$(1.96)

Weighted average number of common stock outstanding: basic and diluted	30,720,280	7,726,042	51,647	16,954,131

(1)	Represents the value of incomplete research and development projects acquired from Geron which Asterias intends to continue. See Notes 2 and 3 to the Financial Statements.

	December 31,	December 31,
	2014	2013

Balance Sheet Data:
Cash and cash equivalents	$3,075,593	$2,171,113
Total assets	44,113,513	80,353,797
Total liabilities	$11,482,453	$26,573,312
Accumulated deficit	(33,235,791)	(23,138,637)
Total stockholders' equity	$32,631,060	$53,780,485

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand Asterias’ audited financial statements for the years ended December 31, 2014, 2013, the period from September 24, 2012 (Asterias’ date of inception) to December 31, 2012, and the period from September 24, 2012 to December 31, 2014, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of Asterias’ financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2014 as compared to 2013, and during the year ended December 31, 2013 as compared to the period from September 24, 2012 to December 31, 2012. This discussion should be read in conjunction with our consolidated financial statements for the period ended December 31, 2014 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. These historical financial statements may not be indicative of Asterias’ future performance. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors.”

Critical Accounting Policies

Development Stage Company – We comply with the reporting requirements of ASC 915, “Development Stage Entities.”

Revenue recognition – We comply with ASC 605-10 and record revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income is recognized as revenue when earned. Royalty revenues consist of royalty payments on sales of products under a license agreement. We recognize revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

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

Intangible assets – Intangible assets with finite useful lives are amortized over estimated useful lives and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment. Acquired in-process research and development intangible assets are accounted depending on whether they were acquired as part of an acquisition of a business, or assets that do not constitute a business. When acquired in conjunction with the acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as our acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to in process research and development (“IPR&D”) are expensed upon acquisition.

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

Warrants to purchase common stock – We generally account for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by us as of December 31, 2014 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that we may need to settle the warrants in cash. If we were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, we would record the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other income and expense in our statements of operations.

Accounting for BioTime Shares – The Company accounts for the BioTime shares it holds as available-for-sale equity securities in accordance with ASC 320-10-25, Investments-Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for future working capital purposes, as necessary.  These shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses in changes to the fair value of these shares are excluded from the statements of operations and reported in equity as part of other comprehensive income or loss until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital consistent with, and pursuant to, ASC 805-50, transactions between entities under common control.

Research and development – Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, consulting fees, research and laboratory fees, and fees paid to acquire patents or licenses.

Income taxes – Asterias will file its own U.S. federal tax return for the entire 2014 calendar year. For California purposes Asterias’ activity will continue to be included in BioTime’s California combined tax return. Asterias’ operations through September 30, 2013 were included in BioTime’s consolidated U.S. federal income tax return. For the period from October 1, 2013 through December 31, 2013 Asterias filed a separate U.S federal tax return. For California, Asterias’ activity for the entire 2013 calendar year was included in BioTime’s combined tax return. The provision for income taxes was previously determined as if Asterias had filed separate tax returns for the periods presented. Accordingly, the effective tax rate of Asterias in periods subsequent to December 31, 2013 could vary from its historical effective tax rates depending on the future legal structure of Asterias and related tax elections. Asterias accounts for income taxes in accordance with the accounting principles generally accepted in the United States, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, Asterias is subject to income tax examinations by major taxing authorities for all years since inception. Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2014 and December 31, 2013. Management is currently unaware of any tax issues under review.

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

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three tier value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active market

•	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period until they mature or are required to be settled, except for the investment in BioTime shares, which are carried at fair value based on Level 1 inputs, and BioTime Warrants and related obligation to distribute the BioTime Warrants, which are carried at fair value based on Level 2 inputs.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

For the years ended December 31, 2014 and 2013 we recorded net losses of $10,097,154 and $22,379,744, respectively.

Revenues

The following table shows certain information about our revenues for the years ended December 31, 2014 and 2013.

	Year Ended December 31,		$ Increase/		% Increase/
	2014	2013	Decrease		Decrease
License and royalties from product sales	$189,215	$-	$	+ 189,215	+ 100%
Grant income	1,034,456	-		+ 1,034,456	+ 100%
Total revenues	1,223,671	-		+ 1,223,671	+ 100%
Cost of sales	(94,607)	-		+ 94,607	+ 100%
Total gross profit	$1,129,064	$-	$	+ 1,129,064	+ 100%

Our license and royalty revenues from product sales is entirely from the non-exclusive license agreement with Stem Cell Technologies, Inc., Corning Life Science, Life Tech, and Millipore which Asterias assumed as part of consideration received from Geron under the Asset Contribution Agreement.

Grant revenue in 2014 is entirely from CIRM which has awarded us a $14.3 million grant for clinical development of AST-OPC1. CIRM will disburse the grant funds to us over four years in accordance with a quarterly disbursement schedule, subject to our attainment of certain progress and safety milestones. We received the first payment from CIRM in the amount of $916,554 during October 2014 and the second payment in the amount of $2,269,515 in January 2015.

Expenses

The following table shows our operating expenses for the years ended December 31, 2014 and 2013.

	Year Ended December 31,		$ Increase/	% Increase/
	2014	2013	Decrease	Decrease
Research and development expenses	$13,310,421	$4,319,494	$ +8,990,927	+208%
Acquired in-process research and development expenses	-	17,458,766	-17,458,766	-100%
General and administrative expenses	5,279,859	3,883,185	+ 1,396,674	+36%

Research and development expenses – Research and development expenses increased by approximately $8,990,927 to $13,310,421 for the year ended December 31, 2014 compared to $4,319,494 for the year ended December 31, 2013. In addition, during 2013 we recognized $17,458,766 of IPR&D in connection with the consummation of our acquisition of assets from Geron. The increases in research and development expenses, excluding IPR&D, during 2014 are primarily attributed to an increase of $4,063,974 of amortization of intangible assets acquired under Asset Contribution Agreement on October 1, 2013, and following increases in expenses reflecting the ramp up of our AST-OPC1 and AST-VAC2 programs: $2,442,791 of salaries, payroll related expenses and employee stock-based compensation allocated to research and development expenses, $546,088 of license and patent related expenses, $377,215 of rent and facilities maintenance related expenses allocated to research and development expenses due to new lease in Fremont which commenced on October 1, 2014, $362,087 of laboratory expense and supplies expenses, $328,241 of outside research and services allocated to research and development expenses, $276,595 of depreciation expenses allocated to research and development expenses, $252,183 of clinical trial related expenses, $166,292 of contract manufacturing related expenses allocated to research and development expenses, $84,394 of insurance expense allocated to research and development expenses, and $54,084 of travel, lodging and meals allocated to research and development expenses.

Research and development expenses during 2013 included $17,458,766 of IPR&D expense related to the assets we acquired in 2013 under the Asset Contribution Agreement. Other research and development expenses incurred during 2014 and 2013 include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees and amortization allocated to research and development expense.

General and administrative expenses – General and administrative expenses increased by approximately $1,396,674 to $5,279,859 for the year ended December 31, 2014 compared to $3,883,185 for the year ended December 31, 2013. The increase in general and administrative expenses is primarily comprised of the following increases in expenses incurred:  $1,159,296 of salaries, payroll related expenses and employee stock-based compensation allocated to general and administrative expenses, $195,784 of investor and public relations expenses, $184,277 in state corporation and franchise taxes, $114,736 of accounting, audit, and tax services, $97,734 of rent and facilities maintenance related expenses allocated to general and administrative expenses, $68,649 of overhead allocated from BioTime generally for accounting and corporate secretarial related services and general liability insurance allocated to general and administrative expenses, and $46,250 of cash compensation to directors. Those increases were in part offset by a decrease of $419,069 in legal expenses reflecting non-recurring expenses that we incurred in 2013 related to the Asset Contribution Agreement transactions, including preparing registration statements for filing with the SEC and a decrease of $101,845 in general office and computer supplies expense.

Comparison of Years Ended December 31, 2013 and 2012

The following table shows our operating expenses for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013	From September 24, 2012 to December 31, 2012	$ Increase/ Decrease		% Increase Decrease
Research and development expenses	$4,319,494	$-	$	+ 4,319,494	+ 100%
Acquired in-process research and development expenses	17,458,766	-		+ 17,458,766	+ 100%
General and administrative expenses	3,883,185	758,563		+ 3,124,622	+ 412%

Our activities through December 31, 2013 primarily related to our formation, the execution of the Asset Contribution Agreement, and preparation for the start of our planned research and development operations following the acquisition of assets under the Asset Contribution Agreement. Certain other expenses are primarily attributed to rent and utilities and general overhead expenses.

Research and development expenses – Research and development expenses recognized during the year ended December 31, 2013 and for the period from September 24, 2012 (inception) to December 31, 2012 amounted to $4,319,494 and $0, respectively. In addition, during 2013 we recognized $17,458,766 of IPR&D in connection with the consummation of our acquisition of assets from Geron. IPR&D represents the value allocated by management to incomplete research and development projects which we acquired from Geron and intend to continue. That value was expensed under applicable accounting rules rather than capitalized for future amortization because the acquisition was accounted for an acquisition of assets rather than an acquisition of a business. See Notes 2 and 3 to the Financial Statements. The increases in research and development expenses, other than IPR&D, during 2013 are primarily comprised of $725,425 of amortization of intangible assets acquired under the Asset Contribution Agreement on October 1, 2013, $1,416,415 of salaries, and payroll related expenses allocated to research and development expenses, $194,578 in employee stock-based compensation allocated to research and development expenses, $518,509 of rent and facilities maintenance related expenses allocated to research and development expenses, $363,964 of patent related legal fees and patent maintenance costs, $250,877 of scientific consulting expenses, $81,917 of travel, lodging and meals allocated to research and development expenses, $75,430 in outside research and services allocated to research and development expenses, $453,741 of laboratory expense and supplies expenses, and $183,525 of depreciation expenses allocated to research and development expenses. Research and development expenses, other than IPR&D, were incurred in setting up our research and product development facility and equipment, planning the initiation of our initial product development programs, licensing patents and stem cell lines from WARF, evaluating other technology that may be available for in-licensing or acquisition, preparing applications for research grants, and initiating discussions with third parties for the manufacture or co-development of product candidates.

General and administrative expenses – General and administrative expenses recognized during the year ended December 31, 2013 and for the period from September 24, 2012 (inception) to December 31, 2012 amounted to $3,883,185 and $758,563, respectively and are primarily comprised of $1,018,428 and $27,022, respectively in salaries and payroll related expenses allocated to general and administrative expenses, $527,213 and $0, respective in employee stock-based compensation allocated to general and administrative expenses, $1,221,051 and $727,123 in legal and accounting fees incurred in connection with the registration of the Series A Shares under the Securities Act of 1933, as amended, and the registration or application for exemptions from registration of those shares under the securities laws of certain states and other jurisdictions, matters related to the Asset Contribution Agreement, quarterly reviews and annual audit procedures, $299,063 and $0, respectively in rent and facilities maintenance related expenses allocated to general and administrative expenses, $238,004 and $0, respectively in director cash and stock-based compensation expense, $187,453 and $0, respectively in general office expenses, $96,276 and $120 of investor and public relations expenses, stock listing and subscription fees and securities exchange commission filing related fees, and $132,209 and $1,736, respectively of travel, lodging and meals allocated to general and administrative expenses, and $39,619 and $0, respectively of depreciation expenses allocated to general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2014, we had $3,075,593 of cash and cash equivalents on hand and we held 3,852,880 BioTime common shares, with a market value of approximately $14,374,492 on that date. We may raise capital from time to time through the sale of our Series A Shares or other securities, and our BioTime common shares. We may sell our Series A Shares or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), or in private placements to select investors.  We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We expect to sell the BioTime common shares through Cantor Fitzgerald & Co. or such other broker-dealer as BioTime may designate. We may also sell BioTime common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of our Series A Shares or other securities and our BioTime common shares. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell our Series A Shares or other securities and our BioTime common shares in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

We have outstanding warrants to purchase 3,500,000 shares of our common stock at an exercise price of $5.00 per share that will expire on September 30, 2016, and warrants to purchase 5,000,000 shares of our common stock at an exercise price of $2.34 per share that will expire on June 15, 2015. We will receive $29,200,000 if all of the warrants are exercised. There can be no assurance that the warrants will be exercised.

We plan to use the cash we have available to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses. We may also use available funds for any clinical trials of products that we may conduct. We expect to continue to incur operating losses and negative cash flows. BioTime contributed to the funding of our business activities from inception through December 31, 2014 but there can be no assurance they will continue to do so in the future.

We have been awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund our clinical development of AST-OPC1. The grant will provide funding for us to reinitiate clinical development of AST-OPC1 in subjects with spinal cord injury, to expand clinical testing of escalating doses in the target population intended for future pivotal trials, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. CIRM will disburse the grant funds to us over four years in accordance with a quarterly disbursement schedule, subject to our attainment of certain progress and safety milestones. We received the first payment from CIRM in the amount of $916,554 during October 2014 and the second payment in the amount of $2,269,515 in January 2015. As the distributions of the CIRM grant are subject to meeting certain progress and go/no-go milestones, there can be no assurance that we will receive the entire amount granted. As the balance of the distributions of the CIRM grant are subject to meeting certain progress and go/no-go milestones, there can be no assurance that we will receive the entire amount granted.

Pursuant to the CRUK Agreement, CRUK has agreed to fund Phase I/IIa clinical development of our AST-VAC2 product candidate. We will, at our own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to CRUK. CRUK will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase I/IIa clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer.

Since inception, Asterias has incurred net losses and has funded its operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At December 31, 2014, we had an accumulated deficit of $33,235,791, working capital of $11,887,884 and stockholders’ equity of $32,631,060. Asterias has evaluated its projected cash flows for and believes that its cash and cash equivalents of $3,075,593 as of December 31, 2014 and financial support from BioTime as needed will be sufficient to fund its operations at least through 2015. However, clinical trials being conducted by us will be funded in part with funds from the $14,323,318 grant awarded in 2014 by the California Institute of Regenerative Medicine (“CIRM”) and not from cash on hand. If we were to lose our grant funding we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail our operations unless we are able to obtain from another source of adequate financing that could be used for our clinical trials.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our current shareholders.

Cash Flows

Cash provided used in operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations. During the year ended December 31, 2014, our total research and development expenditures were $13,310,421 and our general and administrative expenditures were $5,279,859. Net loss for the year ended December 31, 2014 amounted to $10,097,154. Our sources of cash during 2014 primarily consisted of $189,215 from royalty revenues on product sales by licensees and a research grant payment of $916,554 from CIRM. As of December 31, 2014 and December 31, 2013, we had a working capital surplus of $11,887,884 and $31,835,965, respectively, and an accumulated deficit of $33,235,791 and $23,138,637, respectively, based on our operating losses and the expensed IPR&D.

Net cash used in operating activities during the year ended December 31, 2014 amounted to $11,591,510. The difference between the net loss and net cash used in operating activities during the year ended December 31, 2014 was primarily attributable to amortization of intangible assets of $4,789,399, stock-based compensation paid to employees of $1,814,120, depreciation expense of $530,391, amortization of prepaid rent of $84,586, deferred rent liabilty of $93,763, changes in accrued liabilities of $198,902, and accounts payable of $120,208. The overall difference was offset in part by $1,449,455 of our expenses paid by BioTime which is reflected in “amount due to BioTime” on our December 31, 2014 Statements of Cash Flows, grant receivable of $117,902, prepaid expenses and other current assets of $182,757, and deferred income tax benefits of $7,375,611.

Investing and financing activities

During the year ended December 31, 2014, we used $114,714 in cash to purchase equipment and furniture and $219,443 in construction in progress for our Fremont facility, and we paid $306,560 as security deposits for two of our leased facilities. During June 2014, we received $12,660,908 in proceeds from the sale of 5,049,197 of our BioTime common shares, including 49,197 shares sold in open market transactions and 5,000,000 shares sold with warrants to purchase 5,000,000 shares of Asterias common stock to two investors for $12,500,000 in cash. The exercise price of the warrants is $2.34. The exercise price and the number of shares of Asterias common stock issuable upon the exercise of the warrants are subject to adjustment in the event of a stock split, stock dividend, combination of shares, recapitalization or certain other transactions. The warrants will expire on June 15, 2015 if not exercised by that date.

During June 2014, we also received $468,000 from the sale of 200,000 shares of our common stock to our newly appointed President and Chief Executive Officer for $2.34 per share and $7,799 from the exercise of options by a former employee at an exercise price of $2.34 per share.

Off-Balance Sheet Arrangements

As of December 31, 2014, and as of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asterias Biotherapeutics, Inc.

We have audited the accompanying balance sheet of Asterias Biotherapeutics, Inc. (a company in the development stage) as of December 31, 2014, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from September 24, 2012 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows of the Company for the period from September 24, 2012 (inception) to December 31, 2013. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2013, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asterias Biotherapeutics, Inc. (a company in the development stage) at December 31, 2014, and the results of its operations and its cash flows for the year then ended and for the period from inception to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California
March 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asterias Biotherapeutics, Inc.

We have audited the internal control over financial reporting of Asterias Biotherapeutics, Inc. (a company in the development stage) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Asterias Biotherapeutics, Inc. (a company in the development stage) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Asterias Biotherapeutics, Inc. (a company in the development stage) as of December 31, 2014, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from September 24, 2012 (inception) to December 31, 2014 and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California
March 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Asterias Biotherapeutics, Inc

We have audited the accompanying balance sheet of Asterias Biotherapeutics, Inc. (a company in the development stage) (the “Company”) as of December 31, 2013, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013 and for the period from September 24, 2012 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asterias Biotherapeutics, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 and for the period from September 24, 2012 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

New York, New York
March 17, 2014

Item 8.	Financial Statements and Supplementary Data

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,075,593	$2,171,113
Available-for-sale securities, at fair value	14,374,492	32,052,217
BioTime warrants to be distributed to holders of Series A shares (see Note 2)	—	15,568,307
Grant receivable	117,902	—
Landlord receivable	377,981	—
Prepaid expenses and other current assets	438,263	340,092
Total current assets	18,384,231	50,131,729

NONCURRENT ASSETS
Intangible assets, net	23,502,185	28,291,584
Equipment and furniture, net	1,044,841	1,460,518
Construction in progress	405,730	—
Investment in affiliates	415,543	415,543
Other assets	360,983	54,423
TOTAL ASSETS	$44,113,513	$80,353,797

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Obligation to distribute BioTime warrants to holders of Series A shares (see Note 2)	$—	$15,568,307
Amount due to BioTime	614,977	2,064,432
Accounts payable	736,919	567,140
Accrued expenses and other current liabilities	431,503	95,885
Deferred tax liabilities, current portion	4,712,948	—
Total current liabilities	6,496,347	18,295,764

LONG-TERM LIABILITIES

Deferred tax liabilites, net of current portion and deferred tax assets	4,514,362	8,277,548
Deferred rent liabilty, net of current portion	93,763	—
Lease liability	377,981	—
TOTAL LIABILITIES	11,482,453	26,573,312

Commitments and contingencies (see Note 10)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000,000 shares; none issued and outstanding	—	—
Common Stock, authorized 75,000,000 Series A Common Stock, $0.0001 par value, and 75,000,000 Series B Common Stock, $0.0001 par value; 30,902,152 shares Series A Common Stock and no Series B Common Stock issued and outstanding at December 31, 2014 and 6,537,779 Series A Common Stock and 23,961,040 Series B Common Stock issued and outstanding at December 31, 2013	3,080	3,050
Additional paid-in capital	66,366,434	79,850,758
Accumulated other comprehensive loss on available-for-sale investments	(502,663)	(2,934,686)
Deficit accumulated during the development stage	(33,235,791)	(23,138,637)
Total stockholders’ equity	32,631,060	53,780,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,113,513	$80,353,797

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

STATEMENTS OF OPERATIONS

	Years Ended December 31,		Cumulative Period from Inception (September 24, 2012) to
	2014	2013	December 31, 2012	December 31, 2014
REVENUE
Royalties from product sales	$189,215	$-	$-	$189,215
Grant income	1,034,456	-	-	1,034,456
Total revenues	1,223,671	-	-	1,223,671
Cost of sales	(94,607)	-	-	(94,607)
Total gross profit	1,129,064	-	-	1,129,064

OPERATING EXPENSES
Research and development	(13,310,421)	(4,319,494)	-	(17,629,915)
Acquired in-process research and development (see Note 2)	-	(17,458,766)	-	(17,458,766)
General and administrative	(5,279,859)	(3,883,185)	(758,563)	(9,921,607
Total operating expenses	(18,590,280)	(25,661,445)	(758,563)	(45,010,288)

Loss from operations	(17,461,216)	(25,661,445)	(758,563)	(43,881,224)

OTHER INCOME/(EXPENSE)
Interest expense, net	(9,991)	(1,737)	-	(11,728)
Other income/(expense), net	(1,558)	313	(330)	(1,575)
Gain on sale of fixed assets	-	2,430	-	2,430
Total other income/(expense), net	(11,549)	1,006	(330)	(10,873)

LOSS BEFORE DEFERRED INCOME TAX BENEFIT	(17,472,765)	(25,660,439)	(758,893)	(43,892,097)

Deferred income tax benefit	7,375,611	3,280,695	-	10,656,306

NET LOSS	$(10,097,154)	$(22,379,744)	$(758,893)	$(33,235,791)

Basic and diluted net loss per common share	$(0.33)	$(2.90)	$(14.69)	$(1.96)

Weighted average number of common stock outstanding: basic and diluted	30,720,280	7,726,042	51,647	16,954,131

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

STATEMENTS OF COMPREHENSIVE LOSS

	For the Years ended December 31,		Accumulated Period from Inception (September 24, 2012) to
	2014	2013	December 31, 2012	December 31, 2014
NET LOSS	$(10,097,154)	$(22,379,744)	$(758,893)	$(33,235,791)
Other comprehensive income/(loss), net of tax:
Change in comprehensive income/(loss) from equity investments
Available for sale investments:
Change in other unrealized gain/(loss), net of taxes	2,432,023	(2,934,686)	-	(502,663)
COMPREHENSIVE LOSS	$(7,665,131)	$(25,314,430)	$(758,893)	$(33,738,454)

The accompanying notes are an integral part of the financial statements

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated Deficit During the Development	Subscription	Stockholders’ Equity
	Series A		Series B		Capital	(Loss)	Stage	Receivable	(Deficit)
	Shares	Amount	Shares	Amount
Common stock issued to BioTime on September 24, 2012 (date of inception)	—	$—	50,000	$5	$49,995	$—	$—	$(50,000)	$—
Common stock issued to officer on September 27, 2012	—	—	1,700	—	1,740	—	—	—	1,740
Net loss	—	—	—	—	—	—	(758,893)	—	(758,893)
Balance as of December 31, 2012	—	—	51,700	5	51,735	—	(758,893)	(50,000)	(757,153)
Common stock, at $2.40 per share, issued to Geron in connection with acquisition of various assets on October 1, 2013, net of issuance costs of $541,800	6,537,779	654	—	—	15,120,568	—	—	—	15,121,222
Common stock, at $2.40 per share, and common stock warrants issued to BioTime in connection with transfer of various assets on October 1, 2013	—	—	21,773,340	2,177	58,974,935	—	—	—	58,977,112
Common stock, at $2.40 per share, and common stock warrants issued to an investor for cash	—	—	2,136,000	214	4,999,786	—	—	—	5,000,000
Reduction of subscription receivable	—	—	—	—	—	—	—	50,000	50,000
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,934,686)	—	—	(2,934,686)
Stock-based compensation expense	—	—	—	—	703,734	—	—	—	703,734
Net loss	—	—	—	—	—	—	(22,379,744)	—	(22,379,744)
Balance as of December 31, 2013	6,537,779	654	23,961,040	2,396	79,850,758	(2,934,686)	(23,138,637)	—	53,780,485
Common stock issued to officer at $2.34 per share	—	—	200,000	20	467,980	—	—	—	468,000
Sale of BioTime shares	—	—	—	—	(10,366,327)	—	—	—	(10,366,327)
Stock-based compensation expense	—	—	—	—	1,580,115	—	—	—	1,580,115
Restricted stock granted for compensation at $2.34 per share	—	—	200,000	10	233,995	—	—	—	234,005
Warrants issued to outside investors as part of the sale of 5,000,000 BioTime shares	—	—	—	—	3,183,891	—	—	—	3,183,891
Series B converted to Series A on October 1, 2014	24,361,040	2,426	(24,361,040)	(2,426)		—	—	—	—
Exercise of options	3,333	—	—	—	7,799	—	—	—	7,799
Deferred tax liability adjustment on BioTime shares	—	—	—	—	(8,591,777)	—	—	—	(8,591,777)
Unrealized gain on available-for-sale securities	—	—	—	—	—	2,432,023	—	—	2,432,023
Net loss	—	—	—	—	—	—	(10,097,154)	—	(10,097,154)
Balance as of December 31, 2014	30,902,152	$3,080	—	$—	$66,366,434	$(502,663)	$(33,235,791)	$—	$32,631,060

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

STATEMENTS OF CASH FLOWS

	Years ended December 31,		Cumulative Period from Inception (September 24, 2012) to
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013	December 31, 2012	December 31, 2014
Net loss	$(10,097,154)	$(22,379,744)	$(758,893)	$(33,235,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development (see Note 2)	—	17,458,766	—	17,458,766
Depreciation expense	530,391	220,595	—	750,986
Stock-based compensation	1,814,120	703,734	—	2,517,854
Amortization of intangible assets	4,789,399	725,425	—	5,514,824
Amortization of prepaid rent	84,586	84,586	—	169,172
Gain on sale of equipment, net	—	(2,430)	—	(2,430)
Deferred income tax benefit	(7,375,611)	(3,280,695)	—	(10,656,306)
Changes in operating assets and liabilities:
Grant receivable	(117,902)	—	—	(117,902)
Prepaid expenses and other current assets	(182,757)	(422,407)	(2,271)	(607,435)
Accounts payable	120,208	567,140	—	687,348
Accrued expenses and other current liabilities	198,902	95,885	—	294,787
Deferred rent liability	93,763	—	—	93,763
Amount due to BioTime	(1,449,455)	4,902,014	761,164	4,213,723
Net cash used in operating activities	(11,591,510)	(1,327,131)	—	(12,918,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(114,714)	(1,246,729)	—	(1,361,443)
Construction in progress	(219,443)	—		(219,443)
Proceeds from sale of equipment and furniture	—	27,500	—	27,500
Proceeds from the sale of available-for-sale securities	12,660,908	—		12,660,908
Payment of security deposits	(306,560)	(54,423)	—	(360,983)
Net cash provided by (used in) investing activities	12,020,191	(1,273,652)	—	10,746,539

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common shares and warrants	468,000	5,000,000	—	5,468,000
Proceeds from exercises of stock options	7,799	—	—	7,799
Payment to Geron in connection with acquisition of assets on October 1, 2013	—	(228,104)	—	(228,104)
Net cash provided by financing activities	475,799	4,771,896	—	5,247,695

Net increase in cash	904,480	2,171,113	—	3,075,593
Cash and cash equivalents at beginning of period	2,171,113	—	—	-
Cash and cash equivalents at end of period	$3,075,593	$2,171,113	$—	$3,075,593

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Purchase of equipment and furniture, contributed by BioTime	$—	$(459,454)	$—	$(459,454)
Construction in progress in accounts payable and accrued expenses	$186,287	$—	$—	$186,287
Landlord receivable	$(377,981)	$—	$—	$—
Lease liability	$377,981	$—	$—	$—
Available-for-sale BioTime securities contributed by BioTime	$—	$34,985,163	$—	$34,985,163
Cancellation of indebtedness to BioTime	$—	$5,000,000	$—	$5,000,000
Transaction costs paid by BioTime, on behalf of the Company	$—	$300,000	$—	$300,000
Intangible assets acquired from Geron	$—	$29,017,009	$—	$29,017,009
Adjustment to deferred tax liability arising from difference in book versus tax basis on Geron intangible assets acquired	$—	$11,558,243	$—	$11,558,243
Investment in affiliates, contributed by BioTime	$—	$415,543	$—	$415,543
Common stock and common stock warrants issued to BioTime and Geron in connection with acquisition and transfer of assets	$—	$74,098,333	$—	$74,098,333
Common stock issued upon investment by BioTime	$—	$—	$50,000	$50,000
Reduction of subscription receivable	$—	$(50,000)	$—	$(50,000)
Common stock issued in exchange for non-cash consideration in connection with investment by officer	$—	$—	$1,740	$1,740

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
(a company in the development stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Liquidity

Asterias Biotherapeutics, Inc. (“Asterias”) (a company in the development stage) was incorporated in Delaware on September 24, 2012. Asterias is a majority-owned and controlled subsidiary of BioTime, Inc. (“BioTime”).

Asterias’ primary focus is the emerging field of regenerative medicine. Asterias’ core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency. Asterias plans to develop, support and license a wide range of technologies that are based on “pluripotent” stem cells and that could be used to treat diseases or injuries in a variety of medical fields, with an initial focus on the therapeutic areas of neurology and oncology.

Through December 31, 2014, Asterias had generated little revenue and is considered to be in the development stage as defined in Statement of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

Asterias’ activities through December 31, 2013 primarily related to Asterias’ formation, the execution of the Asset Contribution Agreement described below, preparation for the start of its planned operations following the acquisition of assets under the Asset Contribution Agreement, and acquired in-process research and development (“IPR&D”) recognized upon consummation of the asset acquisition under the Asset Contribution Agreement on October 1, 2013. Certain other expenses are primarily attributed to rent and utilities and general overhead expenses. Asterias has selected December 31 as its fiscal year end.

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the Securities and Exchange Commission (“SEC”). BioTime has consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through the ownership of Asterias Series B Shares throughout the periods presented. BioTime owned 70.6% and 71.6% of the outstanding of Asterias common stock as a whole at December 31, 2014 and 2013, respectively.

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

Liquidity – Since inception, Asterias has incurred net losses and has funded its operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At December 31, 2014, Asterias had an accumulated deficit of $33,235,791, working capital of $11,887,884 and stockholders’ equity of $32,631,060. Asterias has evaluated its projected cash flows for and believes that its cash and cash equivalents of $3,075,593 as of December 31, 2014 and financial support from BioTime as needed will be sufficient to fund its operations at least through 2015 (See Note 17). However, clinical trials being conducted by Asterias will be funded in part with funds from the $14,323,318 grant awarded in 2014 by the California Institute of Regenerative Medicine (“CIRM”) and not from cash on hand. If Asterias was to lose its grant funding it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain from another source of adequate financing that could be used for its clinical trials.

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

In return, Asterias issued to BioTime 21,773,340 shares of its Series B Common Stock, par value $0.0001 per share (“Series B Shares”), and warrants to purchase 3,150,000 Series B Shares, exercisable for a period of three years from the date of issue at an exercise price of $5.00 per share. In addition, BioTime cancelled Asterias’ obligations under a loan of $5,000,000 from BioTime, related to cash financing provided by BioTime during 2013 prior to the Asset Contribution Agreement closing.

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

The fair value of the Asterias Series B shares issued was estimated at $2.40 based on the Asterias enterprise value as determined on January 4, 2013, at the time the Asset Contribution Agreement was negotiated and executed by its parties, and as adjusted for subsequent changes in fair values of assets the parties agreed to contribute. The fair value of the warrants to purchase Asterias Series B shares was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term equal to the contractual term of three years, which is equal to the contractual life of the warrants; risk-free rate of 0.63%; 0% expected dividend yield; 69.62% expected volatility based on the average historical common stock volatility of BioTime and Geron, which were used as Asterias’ common stock does not have a trading history; a stock price of $2.40; and an exercise price of $5.00 per share.

BioTime common shares were valued using $3.93, the closing price per BioTime common shares on the NYSE MKT on October 1, 2013. The fair value of the BioTime Warrants was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term equal to the contractual term of five years, which is equal to the contractual life of the warrants; risk-free rate of 1.42%; 0% expected dividend yield; 77.6% expected volatility based on historical common stock volatility of BioTime; a stock price of $3.93; and an exercise price of $5.00 per share.

The investment in affiliates represents a non-monetary asset and was recorded at BioTime’s historical cost because BioTime is a common parent to Asterias and those affiliates.

Geron Assets Acquisition

Under the Asset Contribution Agreement, Geron contributed to Asterias certain patents, patent applications, trade secrets, know-how and other intellectual property rights with respect to the technology of Geron directly related to the research, development and commercialization of certain products and know-how related to human embryonic stem (“hES”) cells; certain biological materials, reagents, laboratory equipment; as well as clinical trial documentation, files and data, primarily related to GRNAST-OPC1 clinical trials for spinal cord injury and AST-VAC1 clinical trials for acute myelogenous leukemia. Asterias assumed all obligations related to such assets that would be attributable to periods, events or circumstances after the Asset Contribution Agreement closing date, including those related certain patent interference proceedings that have since been settled.

As consideration for the acquisition of assets from Geron, Asterias issued to Geron 6,537,779 shares of Series A Common Stock, par value $0.0001 per share (“Series A Shares”), which Geron agreed to distribute to its stockholders, on a pro rata basis, subject to applicable legal requirements and certain other limitations (the “Series A Distribution”). The Series A Distribution was completed during July 2014. Asterias agreed to distribute to the holders of its Series A Shares the 8,000,000 shares of BioTime Warrants contributed to Asterias by BioTime. Geron gave notice to Asterias that the Series A Distribution was completed on August 15, 2014. On October 1, 2014 the distribution of the BioTime Warrants to the new holders of Series A Shares was completed and on October 3, 2014 Asterias’ Series B Shares were converted to Series A shares. See Note 8.

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

The fair value of the obligation to distribute BioTime Warrants equaled the fair value of such warrants, which was computed as noted above under “Transfer of BioTime Assets.” Because the fair value of the BioTime Warrants was expected to always be equal to the fair value of the obligation to distribute them at any date on which those values are determined, the remeasurement of those values would not result in a charge or credit on the statement of operations.

The difference between the fair value of assets contributed by Geron and the fair value of consideration issued to Geron was recorded as an additional contribution by Geron, in additional paid-in capital.

The assets acquired from Geron consist primarily of patents and other intellectual property rights related to hES cells which Asterias intends to license to various parties interested in research, development and commercialization of hES cells technologies, and in-process research and development (“IPR&D”), which includes biological materials, reagents, clinical trial documentation, files and data related primarily to certain clinical trials previously conducted by Geron, which Geron discontinued in November 2011.

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

The values of the acquired assets were estimated as of October 1, 2013 based upon a preliminary review of those assets which took into account factors such as the condition of the cells, cell lines and other biological materials being contributed, the stage of development of particular technology and product candidates related to patents, patent applications, and know-how, the intended use of these assets and the priority assigned to the development of product candidates to which those assets relate, and the assessment of the estimated useful lives of patents. The amounts allocated to patents and other intellectual property rights that Asterias intends to license, in-process research and development with alternative future uses, and equipment were capitalized as intangible assets and are being amortized over an estimated useful life period of 10 years. The amounts allocated to IPR&D that management determined to have no alternative uses were expensed at the time of acquisition of the related assets in accordance with the requirements of ASC 805-50. The allocation was based on the relative fair value of assets eligible for capitalization and the fair value of assets representing IPR&D before assessing the deferred tax liability arising from the difference in book versus tax basis on Geron intangible assets acquired, which management estimated to be approximately equal. Accordingly, $17,458,766 was capitalized as of December 31, 2013, and $17,458,766 was expensed during the year ended December 31, 2013. The amounts recorded were preliminary as management had not yet completed a detailed assessment and valuation of the acquired assets at the time. During the year ended December 31, 2014, Asterias finalized its assessment of values pertaining to these Geron capitalized intangible assets and recorded an adjustment to reduce the gross intangible cost by $2,157,369 with a corresponding reduction to the accumulated amortization balance of $269,671, resulting in an additional amortization expense of $1,887,698 included in the statements of operations for the year ended December 31, 2014.  This adjustment was wholly attributable to finalizing the California income tax rate previously used to compute both the intangible asset and the corresponding deferred income tax liability, recorded at the acquisition date.  Accordingly, Asterias simultaneously recorded an adjustment to reduce the related deferred tax liability resulting in the same net amount of $1,887,698 being included in the deferred income tax benefits of $7,375,611 included in the statements of operations for the year ended December 31, 2014.  See also Note 7.

Asterias is also obligated to pay Geron royalties on the sale of products, if any, that are commercialized in reliance upon patents acquired from Geron, at the rate of 4% of net sales.

Stock and Warrant Purchase Agreement with Romulus

On January 4, 2013, in connection with entering into the Asset Contribution Agreement, Asterias entered into a Stock and Warrant Purchase Agreement with Romulus Films, Ltd (“Romulus”) pursuant to which Romulus agreed to purchase 2,136,000 Series B Shares and warrants to purchase 350,000 additional Series B Shares for $5,000,000 in cash upon the consummation of asset acquisition under the Asset Contribution Agreement. On October 1, 2013, the shares and warrants were issued in exchange for $5,000,000 in cash.

3. Summary of Significant Accounting Policies

Revenue recognition – Asterias complies with ASC 605-10 and records revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income is recognized as revenue when earned. Royalty revenues consist of royalty payments on sales of products under a license agreement. Asterias recognizes revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When Asterias is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which Asterias has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When Asterias receives up-front nonrefundable licensing or similar fees pursuant to agreements under which Asterias does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, Asterias amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

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

Intangible assets – Intangible assets with finite useful lives are amortized over their estimated useful lives, and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment. Acquired in-process research and development intangible assets are accounted depending on whether they were acquired as part of an acquisition of a business, or as assets that do not constitute a business. When acquired in conjunction with the acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as part of the acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to IPR&D are expensed upon acquisition.

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

Warrants to purchase common stock – Asterias generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by Asterias as of December 31, 2014 and 2013 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that Asterias may need to settle the warrants in cash.

Accounting for BioTime Shares – The Company accounts for the BioTime shares it holds as available-for-sale equity securities in accordance with ASC 320-10-25, Investments-Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for future working capital purposes, as necessary.  These shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses in changes to the fair value of these shares are excluded from the statements of operations and reported in equity as part of other comprehensive income or loss until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital consistent with, and pursuant to, ASC 805-50, transactions between entities under common control.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as general and administrative expenses when incurred.
Reclassification– Certain prior year amounts in the statement of cash flows have been reclassified to conform to the current year presentation.

Research and development – Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, consulting fees, research and laboratory fees, and fees paid to acquire patents or licenses.

Income taxes – For 2014 and for following years, Asterias will file its own U.S. federal tax return including its activity for the entire 2014 calendar year. For California purposes their activity will continue to be included in BioTime’s California combined tax return. Prior to the year ended December 31, 2013, Asterias’ operations through September 30, 2013 were included in BioTime’s consolidated U.S. federal and certain state income tax returns. For the period from October 1, 2013 through December 31, 2013 Asterias filed a separate U.S federal tax return. For California, Asterias’ activity for the entire 2013 calendar year was included in BioTime’s combined tax return. The provision for income taxes was previously determined as if Asterias had filed separate tax returns for the periods presented. Accordingly, the effective tax rate of Asterias in periods subsequent to December 31, 2013 could vary from its historical effective tax rates depending on the future legal structure of Asterias and related tax elections. Asterias accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, Asterias is subject to income tax exemptions by major taxing authorities for all years since inception. Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2014 and 2013. Management is currently unaware of any tax issues.

A deferred income tax benefit of approximately $7,376,000 was recorded for the year ended December 31, 2014, of which approximately $5,155,000 was related to federal and $2,221,000 was related to state taxes. A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes. As disclosed in Note 2, Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property. It is more likely than not that the deferred tax assets are fully realizable since these income tax benefits are expected to be available to offset such deferred tax liabilities.

In June 2014, Asterias’ sale of BioTime shares resulted in a taxable gain of approximately $10.3 million and a tax payable of $3.6 million. Asterias received the BioTime shares from BioTime as part of their consideration under the Asset Contribution Agreement, a tax free transaction. See Note 2. This payable, however, is expected to be fully offset by available net operating losses thus, resulting in no cash income taxes due from that sale. As of December, 2014, Asterias recorded a $4.7 million deferred tax liability for the temporary taxable difference in the basis of the investment still held by Asterias in BioTime stock. Both transactions were treated as a deemed distribution by Asterias and recorded against equity.

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

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period until they mature or are required to be settled, except for the investment in BioTime shares, which are carried at fair value based on Level 1 inputs, and BioTime Warrants and related obligation to distribute the BioTime Warrants, which are carried at fair value based on Level 2 inputs.

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

The computations of basic and diluted net loss per share are as follows:

	Years ended December 31,		Cumulative Period from Inception (September 24, 2012) to
	2014	2013	December 31, 2012	December 31, 2014
Net loss	$(10,097,154)	$(22,379,744)	$(758,893)	$(33,235,791)
Weighted average common shares of common stock – basic and diluted	30,720,280	7,726,042	51,647	16,954,131
Net loss per share – basic and diluted	$(0.33)	$(2.90)	$(14.69)	$(1.96)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years ended December 31,		Cumulative Period from Inception (September 24, 2012) to
	2014	2013	December 31, 2012	December 31, 2014
Stock options under Equity Incentive Plan	1,623,227	494,479	-	1,623,227

Effect of recently issued and recently adopted accounting pronouncements – There are no recently issued accounting standards which are not yet effective which Asterias believes would materially impact the financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). The guidance of this Update affects any entity that either issues contracts with customers or transfers goods or services or enters into contracts for the transfer of non-financial assets. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve those core principals, the ASU specifies steps that the entity should apply for revenue recognition. The guidance also specifies the accounting for some costs to obtain or fulfill the contract with customer and disclosure requirements to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Asterias is currently evaluating the impact of the adoption of the ASU on its financial statements.

In May 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities” (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 “Consolidation” for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted. Asterias is currently evaluating the impact of the adoption of the ASU on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation – Stock Compensation” (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The ASU requires a performance target that effects vesting and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application is permitted. Asterias is in the process of evaluating the impact of the adoption of the ASU on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for Asterias' reporting year ending December 31, 2016, and interim periods thereafter. Early adoption is permitted. Asterias does not expect the adoption of this guidance to have a material impact on its financial statements.

4. Balance Sheet Components

Equipment and Furniture, Net

At December 31, 2014 and 2013, equipment and furniture were comprised of the following:

	Years Ended December 31,
	2014	2013
Equipment and furniture	$1,795,827	$1,681,113
Accumulated depreciation	(750,986)	(220,595)
Equipment and furniture, net	$1,044,841	$1,460,518

Depreciation expense amounted to $530,391 and $220,595 for the years ended December 31, 2014 and 2013, respectively.

Construction in progress

Construction in progress of $405,730 as of December 31, 2014 entirely relates to the improvements for the Fremont facility. Under the terms of the lease agreement, the landlord will provide Asterias with a tenant improvement allowance of $4,400,000, which Asterias is using to construct a laboratory and production facility that can be used to produce human embryonic stem cell and related products under current good manufacturing procedures (cGMP). See also Note 10.

5. Investment in BioTime and in BioTime Subsidiaries

Investment in BioTime

At December 31, 2014, Asterias held 3,852,880 of the 8,902,077 BioTime common shares that Asterias received under the Asset Contribution Agreement, and which are included at fair value in current assets in its balance sheet as the shares are available for use and could be sold at fair value for liquidity purposes at any time. The investment is classified as “available for sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income/loss, except as discussed below.

During June 2014, Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 Asterias Series B Shares to two investors for $12,500,000 in cash. Broadwood Partners, L.P., BioTime’s largest shareholder, purchased 1,000,000 of the BioTime common shares with 1,000,000 Asterias warrants. One of BioTime’s directors, Neal C. Bradsher, is President of Broadwood Capital, Inc. the investment manager of Broadwood Partners, L.P., and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President of Broadwood Capital, Inc. The exercise price of the warrants is $2.34. Following the conversion of the Series B Shares into Series A Shares on October 3, 2014, the warrants are now exercisable into Series A Shares. The exercise price and the number of shares of Asterias common stock issuable upon the exercise of the warrants are subject to adjustment in the event of a stock split, stock dividend, combination of shares, recapitalization or certain other transactions. The warrants will expire on June 15, 2015 if not exercised by that date. During June 2014, Asterias also sold 49,197 BioTime common shares in “at-the-market” transactions for gross proceeds of $160,908 in the open market through Cantor Fitzgerald & Co., acting as Asterias’ sales agent.

The gross proceeds totaling $12,660,908 received in June 2014 from Asterias' sale of BioTime common shares with warrants to purchase Asterias common stock were allocated to the BioTime common shares and Asterias warrants based on their relative fair values resulting in $9,477,017 and $3,183,891 of the proceeds being allocated to the BioTime common shares and the Asterias warrants, respectively. This resulted in Asterias recording in a realized loss of $10,466,327 on the sale of the BioTime common shares under U.S. GAAP. The loss has been accounted for as a capital transaction and recorded as a reduction of additional paid in capital in the accompanying balance sheet at December 31, 2014. The loss was calculated using a cost basis of $19,843,344, or $3.93 per share, for the BioTime common shares reflecting the closing price of BioTime common shares as reported on the NYSE MKT on October 1, 2013, the date Asterias acquired those shares from BioTime under the Asset Contribution Agreement. See Note 2. The relative fair value of the Asterias warrants was calculated applying the Black-Scholes-Merton formula using the following assumptions: expected term of one year, the contractual life of the warrants; risk-free rate of 0. 11%; 0% expected dividend yield; 94.88% expected volatility based on the average historical common stock volatility of BioTime and Geron (which were used because Asterias’ common stock did not have a trading history); a stock price of $2.34; and an exercise price of $2.34, and may not reflect the value that the warrants would bring if a trading market for the warrants existed. Asterias also recorded an unrealized net gain of $2,432,023 in accumulated other comprehensive loss, which is primarily attributed to an unrealized gain on the remaining 3,852,880 BioTime common shares held by Asterias on December 31, 2014. At December 31, 2013, Asterias has recognized an unrealized net loss of $2,934,686 in accumulated other comprehensive loss, which is primarily attributed to an unrealized loss on the 8,902,077 BioTime common shares then held by Asterias.

Asterias reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, and the length of time and extent to which the fair value has been less than its cost basis. Based on consideration of these factors, as of December 31, 2014, no other-than-temporary impairment was recognized.

Investments in Affiliates

Asterias’ investments in the OrthoCyte and Cell Cure Neurosciences stock received from BioTime were recorded at BioTime’s historical costs but not below zero. The investment is carried using the cost method of accounting.

6. Investment in BioTime Warrants and Related Obligation to Distribute BioTime Warrants

As part of the consideration for the issuance of Series B Shares to BioTime under the Asset Contribution Agreement, Asterias received the BioTime Warrants. Under the Asset Contribution Agreement, Asterias agreed to distribute the BioTime Warrants to holders of its Series A Shares as promptly as practicable after notice from Geron that the Series A Distribution has been completed. During August 2014, Geron gave notice to Asterias that the Series A Distribution has been completed and on October 1, 2014, Asterias completed the distribution of the BioTime Warrants to the holders of its Series A Shares.

Both the BioTime Warrants and the corresponding obligation to distribute them were measured at fair value at each relevant balance sheet date by applying a Black Scholes Merton option pricing model using assumptions deemed appropriate as of the applicable date. Because the fair value of the BioTime Warrants was expected to always be equal to the fair value of the obligation to distribute those warrants at any date on which those values are determined, remeasurement of those values did not result in a charge or credit on the statement of operations and comprehensive loss.

The estimated fair value of the BioTime Warrants and the corresponding obligation to distribute them as of December 31, 2013 was $15,568,307, based on a $5.00 per share exercise price, a $3.60 closing price on December 31, 2013, a 4.75 year term, 75.86% volatility, and a 1.75% discount rate. Because any increase or decrease in value of the BioTime Warrants accrued to the benefit of the holders of Series A Shares, and not to Asterias, the financial statements do not include and gain or loss related to any increases or decreases in value subsequent to October 1, 2013.

7. Intangible assets

As of December 31, 2013, Asterias had capitalized intangible assets acquired from Geron, primarily related to patents and other intellectual property rights related to hES cells. These assets are being amortized over the estimated economic lives of the patents on a straight-line basis, which approximates the pattern of consumption over their estimated useful lives. Asterias is currently estimating a useful life of 10 years.

Intangible assets net of accumulated amortization at December 31, 2014 and December 31, 2013 are shown in the following table:

	Years Ended December 31,
	2014	2013
Intangible assets	$26,859,640	$29,017,009
Accumulated amortization	(3,357,455)	(725,425)
Intangible assets, net	$23,502,185	$28,291,584

Asterias amortizes its intangible assets over an estimated period of 10 years on a straight line basis. Asterias recognized $4,789,399 and $725,425 in amortization expense of intangible assets during the year ended December 31, 2014 and 2013, respectively. As further discussed in Note 2, as of December 31, 2014, Asterias recorded an adjustment to reduce the cost of the intangible asset by $2,157,369 with a corresponding reduction to the accumulated amortization balance of $269,671, resulting in an additional amortization expense of $1,887,698 included in the statements of operations for the year ended December 31, 2014.

Amortization of intangible assets for periods subsequent to December 31, 2014 is as follows:

Year Ended	Amortization
December 31,	Expense
2015	$2,685,964
2016	2,685,964
2017	2,685,964
2018	2,685,964
2019	2,685,964
Thereafter	10,072,365
Total	$23,502,185

8. Common Stock and Warrants

At December 31, 2014, Asterias had outstanding 30,902,152 Series A Shares and no Series B Shares. At December 31, 2013, Asterias had outstanding 6,537,779 Series A Shares and 23,961,040 Series B Shares. All outstanding Series B Shares were converted into Series A Shares on October 3, 2014.

Common Stock Issuance

Significant common stock transaction during the year ended December 31, 2014 include the sale of 200,000 Series B Shares at $2.34 per share for $468,000 to Pedro Lichtinger, its President and Chief Executive Officer.

Significant common stock transactions during the year ended December 31, 2013 included the issuance of 6,537,779 Series A Shares to Geron and 21,773,340 Series B Shares to BioTime pursuant to the Asset Contribution Agreement, and the sale of 2,136,000 Series B Shares to Romulus pursuant to a Stock and Warrant Purchase Agreement, as described in Note 2.

Asterias has issued warrants to purchase its common shares. Activity related to warrants in 2014 and 2013, is presented in the table below:

	Number of Warrants	Per share exercise price	Weighted Average Exercise Price
Outstanding, January 1, 2013	-	$-	$-
Issued in 2013	3,500,000	5.00	5.00
Outstanding, January 1, 2014	3,500,000	5.00	5.00
Issued in 2014	5,000,000	2.34	2.34
Outstanding, December 31, 2014	8,500,000	$2.34-5.00	$3.44

The warrants to purchase 3,500,000 shares of its common stock will expire on September 30, 2016 and the warrants to purchase 5,000,000 shares of its common stock will expire on June 15, 2015. Asterias will receive $29,200,000 if all of the warrants are exercised.

At December 31, 2014, 8,500,000 warrants to purchase common shares with a weighted average exercise price of $3.44 and a weighted average remaining contractual life of 0.99 years were outstanding.

At December 31, 2013, 3,500,000 warrants to purchase common shares with a weighted average exercise price of $5.00 per share and a weighted average remaining contractual life of 2.75 years were outstanding.

9. Equity Incentive Plan

During March 2013, Asterias’ Board of Directors approved an Equity Incentive Plan (the “Plan”) under which Asterias has reserved 4,500,000 shares of common stock for the grant of stock options or the sale of restricted stock. Initially, Asterias issued Series B Shares under the Plan. Since the date on which all of the outstanding Series B Shares were converted into Series A Shares, Asterias has issued Series A Shares under the Plan. The Plan also permits Asterias to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine. Asterias’ stockholders approved the Plan in September 2013.

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

Options Granted and Restricted Stock Units Issued

As of December 31, 2014, Asterias had granted to certain officers, employees, and directors, options to purchase a total of 3,146,666 shares of common stock and 200,000 shares of restricted common stock at a weighted average exercise price of $2.42 per share.

A summary of Asterias' stock option activity and related information follows:

	Options and Restricted Stock Available for Grant	Number of Options and Restricted Stock Outstanding	Weighted Average Exercise Price
January 1, 2013	-	-	$-
Equity incentive plan	4,500,000	-	-
Options granted in 2013	(2,965,000)	2,965,000	2.34
Options expired/forfeited in 2013	125,000	(125,000)	2.34
December 31, 2013	1,660,000	2,840,000	$2.34
Options granted in 2014	(1,590,000)	1,590,000	2.50
Restricted stock units issued in 2013	(200,000)	200,000	2.34
Options exercised in 2014		(3,333)	2.34
Options expired/forfeited in 2014	1,280,001	(1,280,001)	2.34
December 31, 2014	1,150,001	3,346,666	$2.42

Stock-Based Compensation Expense

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2014 and 2013 was $1.50 and $1.39 per share respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013
Expected life (in years)	3.98	3.99
Risk-free interest rates	1.31%	0.86%
Volatility	83.49%	73.21%
Dividend yield	0%	0%

The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. A dividend yield of zero is applied since Asterias has not historically paid dividends and has no intention to pay dividends in the near future. The expected volatility is based upon the volatility of a group of publicly traded industry peer companies. The expected term of options granted is calculated using the simplified method under SEC Staff Accounting Bulletin No. 107.

Total proceeds if all options granted and outstanding as of December 31, 2014 were exercised would be $7,619,548.

Employee stock-based compensation expense is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Cost of net revenues and operating expenses include stock-based compensation as follows:

	Years Ended December 31,
	2014	2013
Research and development	$478,049	$194,578
General and administrative	1,336,071	509,156
Total stock-based compensation expense	$1,814,120	$703,734

At December 31, 2014 and 2013, Asterias had $3,311,093 and $3,237,601 of total unrecognized compensation expense, net of estimated forfeitures, related to the Plan that will be recognized over a weighted-average period of approximately 2.91 and 3.97 years, respectively.

10. Commitments and Contingencies

At December 31, 2014 Asterias had commitments consisting of an operating lab equipment lease, a sublease of its current office and research facility, a lease of its satellite office in New York, and a lease for its future office and research facility in Fremont.

Asterias subleases from BioTime, an office and research facility located in Menlo Park, California. The lease is for a term of three years commencing January 7, 2013. Base rent is $31,786 per month, plus real estate taxes and certain costs of maintaining the leased premises.

On December 30, 2013, Asterias entered into a lease for an office and research facility located in Fremont, California, consisting of an existing building with approximately 44,000 square feet of space. The building will be used by Asterias primarily as a laboratory and production facility that can be used to produce human embryonic stem cells and related products under current good manufacturing procedures (cGMP). Asterias plans to construct certain tenant improvements for its use, which it expects will cost approximately $5.5 million, of which a maximum $4.4 million will be paid by the landlord. The landlord’s obligation to fund the tenant improvements expires on June 30, 2015, 18 months from the date of the lease, with respect to any portion of the allowance not expended by then. Asterias expects to substantially complete construction of the built-to-suit facility during the third quarter of 2015.

In January 2014, Asterias paid the landlord a $300,000 security deposit and the landlord allowed access and use of the premises beginning in March 2014 to allow for the construction of the tenant improvements. The lease is for a term of 96 months, commencing on October 1, 2014, with two available five-year options to extend the term, upon one year written notice by Asterias. During the first 15 months of the lease term, from October 1, 2014 through December 31, 2015, Asterias will pay monthly base rent of $50,985 representing 22,000 square feet rather than 44,000 square feet provided that Asterias is not in default in performing its obligations under the lease beyond any notice and cure periods. Beginning on January 1, 2016, base rent will increase to $105,142 per month and increase by approximately 3% annually on every October 1 thereafter.

In addition to monthly base rent, Asterias will pay all real estate taxes, insurance and the cost of maintenance, repair and replacement of the leased premises. During the first 15 months of the lease term, Asterias will pay only 50% of the real estate taxes assessed on the premises provided that Asterias is not in default in performing its obligations under the lease beyond any notice and cure periods. However, if any improvements or alterations to the premises that Asterias constructs or adds are assessed for real property tax purposes at a valuation higher than the valuation of the improvements on the premises on the date it signed the lease, Asterias will pay 100% of the taxes levied on the excess assessed valuation.

Asterias is considered the owner of the asset under construction under ASC 840-40-55 as Asterias, among other things, has the primary obligation to pay for construction costs and Asterias will retain exclusive use of the building for its office and research facility requirements after construction is completed. In accordance with this guidance, amounts previously expended by Asterias for construction would continue to be reported as construction in progress in Asterias’ financial statements, and the proceeds received from the landlord will be reported as a liability. Once the property is placed in service, Asterias will depreciate the property and the lease payments allocated to the landlord liability will be accounted for as debt service payments on that liability. As of December 31, 2014, Asterias has incurred approximately $406,000 of construction costs included in construction in progress, of which approximately $378,000 is reimbursable by the landlord included in long term liabilities.

Asterias was provided access and rights to use the property beginning in March 2014 with “free-rent” until the lease payments commenced on October 1, 2014, as described above. Asterias commenced expensing rent beginning in March 2014 in accordance with ASC 840-20-25-10 and 11, Rent Expense During Construction. Accordingly, during the year ended December 31, 2014, Asterias has expensed approximately $247,000 included in the statements of operations and a deferred rent balance of approximately $94,000 as of December 31, 2014, included in long-term liabilities.

Asterias also currently pays $3,512 per month for the use of approximately 120 square feet of the office space in New York City that is used to conduct meetings and other business affairs. The lease is for a term of one year commencing July 1, 2014.

Remaining minimum annual lease payments under the various operating leases for the year ending after December 31, 2014 are as follows:

Year Ending December 31,	Minimum Lease Payments
2015	$1,040,522
2016	1,271,226
2017	1,309,295
2018	1,347,364
2019	1,386,792
Thereafter	4,033,933
Total	$10,389,132

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

BioTime allocated $170,806, $102,156, $11,303 and $284,265 of general overhead expenses to Asterias during the years ended December 31, 2014 and 2013, and the period from inception (September 24, 2012) to December 31, 2012 and the period from inception to December 31, 2014.

12. Income Taxes

Asterias’ operations through September 30, 2013 were included in BioTime’s consolidated U.S. federal income tax returns. For California purposes Asterias’ activity will continue to be included in BioTime’s California combined tax return. The provision for income taxes has been determined as if Asterias had filed separate tax returns for the periods presented. Effective October 1, 2013, Asterias began filing separate U.S. federal income tax returns. Accordingly, the effective tax rate of Asterias in future years could vary from its historical effective tax rates depending on the future legal structure of Asterias and related tax elections.
The primary components of the net deferred tax liabilities at December 31, 2014 and 2013 were as follows:

Deferred tax assets:	2014	2013
Net operating loss carryforwards	$2,242,394	$2,198,747
Research & development and other credits	1,368,337	779,568
Total deferred tax assets	3,610,731	2,978,315
Deferred tax liabilities:
Patents and licenses	(8,125,093)	(11,255,863)
Securities held for sale	(4,712,948)	-
Total deferred tax liabilities	(12,838,041)	(11,255,863)

Net deferred tax liabilities	$(9,227,310)	$(8,277,548)

Income taxes differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax losses from operations as a result of the following:

	Years Ended December 31,
	2014	2013
Computed tax benefit at federal statutory rate	34%	34%
Permanent differences- write off of intangibles	-	(23%)
Permanent differences- options	(3%)	(1%)
State tax benefit, net of effect on federal income taxes	8%	2%
Change in valuation allowance	-	1%
Research & Development credits	2%	-
Other	1%	-
	42%	13%

As of December 31, 2014, Asterias has net operating loss carryforwards of approximately $6,520,000 and $450,000 respectively for federal and California tax purposes, which expire between 2032 and 2034. In addition, Asterias has federal and California research tax credit carry forwards or $431,000 and $453,000, respectively. The federal credits expire beteween 2032 and 2034, while the state tax credits have no expiration date.
A deferred income tax benefit of approximately $7,376,000 was recorded for the year ended December 31, 2014, of which approximately $5,155,000 was related to federal taxes and $2,221,000 was related to state taxes. A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal taxes and $480,000 was related to state taxes. As disclosed in Note 2, Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property. It is more likely than not that the deferred tax assets are fully realizable since these income tax benefits are expected to be available to offset such deferred tax liabilities.

In June 2014, Asterias’ sale of 49,197 BioTime shares in open market transactions and Asterias’ sale of 5,000,000 BioTime common shares together with Asterias warrants to two private investors resulted in a taxable gain of approximately $10.3 million and a tax payable of $3.6 million. This payable, however, is expected to be fully offset by available net operating losses, thus resulting in no cash income taxes due from that sale. As of December 31, 2014, Asterias recorded a $4.7 million deferred tax liability for the temporary taxable difference in the basis of the investment still held by Asterias in BioTime stock. Both transactions were treated as a deemed distribution by Asterias and recorded against equity.

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

14. Selected Quarterly Financial Information (unaudited)

Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$61,980	$(20,634)	$42,257	$1,045,461
Operating expenses	3,693,620	4,287,397	4,036,968	6,572,295
Loss from operations before deferred tax benefits	(3,635,775)	(4,315,016)	(3,994,976)	(5,526,998)

Basic and diluted net loss per share	(0.07)	(0.09)	(0.05)	(0.11)

Year Ended December 31, 2013
Revenues, net	$-	$-	$-	$-
Acquired in-process research and development(1)	-	-	-	17,458,766
Operating expenses	826,818	1,319,466	2,672,791	3,383,604
Loss from operations before deferred tax benefits	(827,158)	(1,319,036)	(2,668,528)	(20,845,717)

Basic and diluted net loss per share	(16.00)	(25.51)	(51.62)	(0.68)

(1)	Includes IPR&D expenses related to intangible assets acquired by Asterias from Geron under the Asset Contribution Agreement on October 1, 2013. IPR&D represents the value of incomplete research and development projects which Asterias intends to continue. See Note 2.

15. Royalty Obligations

Asterias License from WARF403

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

Asterias Sublicense from Geron

Asterias has received from Geron an exclusive sublicense under certain patents owned by the University of Colorado’s University License Equity Holdings, Inc. relating to telomerase (the “Telomerase Sublicense”). The Telomerase Sublicense entitles Asterias to use the technology covered by the patents in the development of AST-VAC1 and AST-VAC2 as immunological treatments for cancer. Under the Telomerase Sublicense, Asterias paid Geron a one-time upfront license fee of $65,000, and will pay Geron an annual license maintenance fee of $10,000 due on each anniversary of the effective date of the Telomerase Sublicense, and a 1% royalty on sales of any products that Asterias may develop and commercialize that are covered by the sublicensed patents. The Telomerase Sublicense will expire concurrently with the expiration of Geron’s license. That license will terminate during April 2017 when the licensed patents expire. The Telomerase Sublicense may also be terminated by Asterias by giving Geron 90 days written notice, by Asterias or by Geron if the other party breaches its obligations under the sublicense agreement and fails to cure their breach within the prescribed time period, or by Asterias or by Geron upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party.

16. Clinical Trial and Option Agreement and CIRM Grant Award

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

On October 16, 2014 Asterias signed a Notice of Grant Award (“NGA”) with the California Institute of Regenerative Medicine (“CIRM”), effective October 1, 2014, with respect to a $14.3 million CIRM grant award for clinical development of Asterias' product, AST-OPC1. The NGA includes the terms under which CIRM will release grant funds to Asterias. CIRM will disburse the grant funds to Asterias over four years in accordance with a quarterly disbursement schedule, subject to Asterias' attainment of certain progress and safety milestones. Asterias received the first payment from CIRM in the amount of $916,554.

17. Subsequent Events

In January 2015, Asterias received the second payment from CIRM in the amount of $2,269,515.

In February 2015, Asterias raised approximately $5.5 million in aggregate gross proceeds from the sale of 1,410,255 Series A Shares at a price of $3.90 per share through an underwritten public offering and a private placement. Broadwood Partners, L.P., British & American Investment Trust PLC and Pedro Lichtinger purchased an aggregate of 1,025,640 of the shares. Broadwood Partners, L.P. is BioTime’s largest shareholder, of its directors, Neal C. Bradsher, is President of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P., and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President of Broadwood Capital, Inc., Pedro Lichtinger is Asterias’ Chief Executive Officer and a member of its Board of Directors. British & American Investment Trust PLC is an affiliate of a stockholder of Asterias and BioTime.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting for the year ended December 31, 2014. The attestation is included with the accounting firm's report on our audited financial statements.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The name, age, and background of each of our directors are contained under the caption “Election of Directors” in our Proxy Statement for our 2015 Annual Meeting of Shareholders, and are incorporated herein by reference. Information about our executive officers, committees of the Board of Directors, and compensation of directors is reported under the caption “Corporate Governance” in our Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.

We have a written Code of Ethics that applies to our principal executive officer, our principal financial officer and accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the Securities and Exchange Commission and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code; and (v) accountability for adherence to the Code. A copy of our Code of Ethics has been posted on our internet website and can be found at www.asteriasbiotherapeutics.com. If we amend or waive a provision of our Code of Ethics that applies to our chief executive officer or chief financial officer, we will post the amended Code of Ethics or information about the waiver on our internet website.

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 is reported under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information on compensation of our executive officers is reported under the caption “Executive Compensation” in our Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information on the number of common shares of Asterias beneficially owned by each shareholder known by us to be the beneficial owner of 5% or more of our common shares, and by each director and named executive officer, and by all directors and named executive officers as a group, is contained under the caption “Principal Shareholders” in our Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons; review, and approval or ratification of transactions with related persons; and director independence is reported under the caption “Election of Directors” in our Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about our Audit Committee’s pre-approval policy for audit services, and information on our principal accounting fees and services is reported under the caption “Ratification of the Selection of Our Independent Auditors” in our Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a-1) Financial Statements.

The following financial statements of Asterias Biotherapeutics, Inc. are filed in the Form 10-K:

Balance sheets
Statements of operations
Statements of stockholders' equity/(deficit)
Statements of cash flows

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

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

4.1	Specimen of Series A Common Stock Certificate (3)

4.2	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of BioTime, Inc. (4)

4.3	Form of Warrant (Included in Exhibit 4.2) (4)

4.4	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of Romulus Films Ltd. (4)

4.5	Form of Warrant (Included in Exhibit 4.4) (4)

10.1	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films Ltd. (2)

10.2	Sublease dated April 1, 2013 between BioTime, Inc. and BioTime Acquisition Corporation (2)

10.3	Shared Facilities and Services Agreement, dated April 1, 2013, between Asterias Biotherapeutics, Inc. and BioTime, Inc. (2)

10.4	Promissory Note, dated April 1, 2013, payable to BioTime, Inc. (2)

10.5	2013 Equity Incentive Plan (5)

10.6	Form of Employee Incentive Stock Option Agreement (6)

10.7	Form of Non-employee Director Stock Option Agreement (6)

10.8	Employment Agreement, dated as June 24, 2013, between Thomas Okarma and Asterias Biotherapeutics, Inc. (6)

10.9	Employment Agreement, dated as of June 24, 2013, between Katharine Spink and Asterias Biotherapeutics, Inc. (6)

10.10	Employment Agreement, dated as of June 24, 2013, between Jane Lebkowski and Asterias Biotherapeutics, Inc. (6)

10.11	Share Exchange Agreement, dated September 25, 2012, between Thomas Okarma and BioTime Acquisition Corporation (6)

10.12	Royalty Agreement, dated October 1, 2013 between Asterias Biotherapeutics, Inc. and Geron Corporation (7)

10.13	Exclusive Sublicense Agreement between Geron Corporation and Asterias Biotherapeutics, Inc. (7)

10.14	Sublicense Agreement between BioTime, Inc. and Asterias Biotherapeutics, Inc. (7)

10.15	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation (7)

10.16
Non-exclusive License Agreement, dated October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (7)

10.17	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc. (8)

10.18	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (9)

10.19	Form of Warrant (included in Exhibit 10.18) (9)

10.20	Employment Agreement, dated as of June 9, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.21	Employment Agreement, dated as of June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.22	Stock Purchase Agreement, dated as of June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.22	Purchase Agreement, dated as of June 13, 2014, between Broadwood Partners, L.P. and Asterias Biotherapeutics, Inc. (9)

10.22	Purchase Agreement, dated as of June 13, 2014, between The George Karfunkel 2007 Grantor Trust #1 and Asterias Biotherapeutics, Inc. (9)

10.23	Registration Rights Agreement, dated June 16, 2014, between The George Karfunkel 2007 Grantor Trust #1, Broadwood Partners, L.P., and Asterias Biotherapeutics, Inc. (9)

10.24
Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (10) +

10.25	Form of Subscription Agreement 2015 Private Placement

10.26	Notice of Grant Award, dated as of October 14, 2014, between the California Institute for Regenerative Medicine and Asterias Biotherapeutics, Inc. ++

10.27	Amendment to Notice of Grant Award, dated as of November 26, 2014, between the California Institute for Regenerative Medicine and Asterias Biotherapeutics, Inc. ++

23.1	Consent of OUM & Co. LLP *

23.2	Consent of Rothstein Kass*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

+	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the Securities and Exchange Commission.

++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to Asterias’ Current Report on Form 8-K filed by BioTime, Inc. with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(3)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on September 3, 2013

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

(5)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 26, 2013.

(6)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on August 13, 2013.

(7)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(8)	Incorporated by reference to Asterias’ Annual Report on Form 10-K for the year ended December 31, 2013.

(9)	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 19, 2014.

(10)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q/A-1 for the quarter ended September 30, 2014

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 10 day of March, 2015.

ASTERIAS BIOTHERAPEUTICS, INC.

By:	/s/ Pedro Lichtinger
Pedro Lichtinger,
President and Chief Executive Officer

Signature	Title	Date

/s/ Pedro Lichtinger	Chief Executive Officer and	March 10, 2015
PEDRO LICHTINGER	Director (Principal Executive Officer)

/s/ Robert W. Peabody	Chief Financial Officer (Principal	March 10, 2015
ROBERT W. PEABODY	Financial and Accounting Officer)

/s/ Andrew Arno	Director	March 10, 2015
ANDREW ARNO

/s/ Alfred D. Kingsley	Director	March 10, 2015
ALFRED D. KINGSLEY

/s/ Richard LeBuhn	Director	March 10, 2015
RICHARD LEBUHN

/s/ Natale Ricciardi	Director	March 10, 2015
NATALE RICCIARDI

/s/ Judith Segall	Director	March 10, 2015
JUDITH SEGALL

/s/ Michael D. West	Director	March 10, 2015
MICHAEL D. WEST

Exhibit Numbers	Description

2.1
Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. (1) Schedules to the Asset Contribution Agreement have been omitted. Asterias agrees to furnish supplementally a copy of the omitted schedules to the Commission upon request

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

4.1	Specimen of Series A Common Stock Certificate (3)

4.2	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of BioTime, Inc. (4)

4.3	Form of Warrant (Included in Exhibit 4.2) (4)

4.4	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of Romulus Films Ltd. (4)

4.5	Form of Warrant (Included in Exhibit 4.4) (4)

10.1	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films Ltd. (2)

10.2	Sublease dated April 1, 2013 between BioTime, Inc. and BioTime Acquisition Corporation (2)

10.3	Shared Facilities and Services Agreement, dated April 1, 2013, between Asterias Biotherapeutics, Inc. and BioTime, Inc. (2)

10.4	Promissory Note, dated April 1, 2013, payable to BioTime, Inc. (2)

10.5	2013 Equity Incentive Plan (5)

10.6	Form of Employee Incentive Stock Option Agreement (6)

10.7	Form of Non-employee Director Stock Option Agreement (6)

10.8	Employment Agreement, dated as June 24, 2013, between Thomas Okarma and Asterias Biotherapeutics, Inc. (6)

10.9	Employment Agreement, dated as of June 24, 2013, between Katharine Spink and Asterias Biotherapeutics, Inc. (6)

10.10	Employment Agreement, dated as of June 24, 2013, between Jane Lebkowski and Asterias Biotherapeutics, Inc. (6)

10.11	Share Exchange Agreement, dated September 25, 2012, between Thomas Okarma and BioTime Acquisition Corporation (6)

10.12	Royalty Agreement, dated October 1, 2013 between Asterias Biotherapeutics, Inc. and Geron Corporation (7)

10.13	Exclusive Sublicense Agreement between Geron Corporation and Asterias Biotherapeutics, Inc. (7)

10.14	Sublicense Agreement between BioTime, Inc. and Asterias Biotherapeutics, Inc. (7)

10.15	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation (7)

10.16
Non-exclusive License Agreement, dated October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (7)

10.17	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc. (8)

10.18	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (9)

10.19	Form of Warrant (included in Exhibit 10.18) (9)

10.20	Employment Agreement, dated as of June 9, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.21	Employment Agreement, dated as of June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.22	Stock Purchase Agreement, dated as of June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.22	Purchase Agreement, dated as of June 13, 2014, between Broadwood Partners, L.P. and Asterias Biotherapeutics, Inc. (9)

10.22	Purchase Agreement, dated as of June 13, 2014, between The George Karfunkel 2007 Grantor Trust #1 and Asterias Biotherapeutics, Inc. (9)

10.23	Registration Rights Agreement, dated June 16, 2014, between The George Karfunkel 2007 Grantor Trust #1, Broadwood Partners, L.P., and Asterias Biotherapeutics, Inc. (9)

10.24
Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (10) +

10.25	Form of Subscription Agreement 2015 Private Placement

10.26	Notice of Grant Award, dated as of October 14, 2014, between the California Institute for Regenerative Medicine and Asterias Biotherapeutics, Inc. ++

10.27	Amendment to Notice of Grant Award, dated as of November 26, 2014, between the California Institute for Regenerative Medicine and Asterias Biotherapeutics, Inc. ++

23.1	Consent of OUM & Co. LLP *

23.2	Consent of Rothstein Kass*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

+	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the Securities and Exchange Commission.

++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to Asterias’ Current Report on Form 8-K filed by BioTime, Inc. with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(3)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on September 3, 2013

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

(5)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 26, 2013.

(6)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on August 13, 2013.

(7)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(8)	Incorporated by reference to Asterias’ Annual Report on Form 10-K for the year ended December 31, 2013.

(9)	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 19, 2014.

(10)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q/A-1 for the quarter ended September 30, 2014