Form 10-K/A
period 2014-12-31
Asterias Biotherapeutics, Inc.
filed 2015-04-30
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐ No   ☒

The Registrant's Series A Common Stock, par value $0.0001 per share (the "Series A Shares") did not have a market price as of the last day of the Registrant's second fiscal quarter, therefore the aggregate market value of the outstanding Series A Shares as of such date cannot be calculated.

As of April 28, 2015, there were 32,322,302 Series A Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Asterias Biotherapeutics, Inc. (the “Company” or “Asterias”) for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission on March 11, 2015 (the “Original 10-K”), is being filed solely for the purposes of including the information required by Part III (Items 10-14) of Form 10-K.

As a result, Part III (Items 10-14) of the Original 10-K is hereby amended and restated in its entirety. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s principal executive officer and principal financial officer are each providing Rule 13a-14(a) certifications dated April 30, 2014.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the original filing. In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events that occurred after the date of the Original 10-K.

Asterias Biotherapeutics, Inc.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors

Our directors are:

Alfred D. Kingsley, 72, joined our Board of Directors and became Chairman of the Board during September 2012 and Executive Chairman during March 2014. Mr. Kingsley is Chairman of the Board of BioTime, Inc. ("BioTime"). Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Greenbelt Corp. served as BioTime’s financial advisor from 1998 until June 30, 2009. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School.

Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations in order to add value for shareholders. Mr. Kingsley has been instrumental in structuring our initial equity financings, and in negotiating the Asset Contribution Agreement with Geron Corporation ("Geron") through which we acquired most of our stem cell assets. Mr. Kingsley, along with entities that he controls, is currently one of BioTime’s largest shareholders.

Andrew Arno, 55, has 30 years of experience working with emerging growth companies. He is currently Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the board of Smith Micro Software, Inc.

Mr. Arno brings over 30 years’ experience handling a wide range of corporate and financial matters and his background as an investment banker and strategic advisor to emerging growth companies qualifies him to serve on our board of directors.

Richard T. LeBuhn, 50, has served since June 2006 as Senior Vice President of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P. Previously, Mr. LeBuhn was Principal of Broadfield Capital Management, LLC, a private investment firm, from 2005 to 2006, and Vice President of Derchin Management, a private investment firm, from July 2002 to May 2005. Earlier in his career, Mr. LeBuhn founded and was Managing Member of Triple Eight Capital, LLC, an investment analysis and financial advisory firm, was Managing Director of Craig Drill Capital, Inc., a private investment firm, and served as an operating business manager for Chubb and Son, Inc., the property and casualty insurance division of The Chubb Corporation. Mr. LeBuhn received a MBA in Finance with Distinction from Columbia University Graduate School of Business in 1996. He received a BA in Economics from St. Lawrence University in 1988. Mr. LeBuhn currently serves as a director of Comarco, Inc.

Mr. LeBuhn’s qualifications to serve on our Board include, amongst others, his extensive experience as an investor in public companies, his extensive financial analyst background, his financial and management expertise, and his ability to provide advice on various matters, including matters pertaining to accounting and corporate governance matters.

Pedro Lichtinger, 60, became our President and Chief Executive Officer on June 9, 2014. Mr. Lichtinger served as President, Chief Executive Officer, and a director of Optimer Pharmaceuticals, Inc., from May 2010 to February 2013. Mr. Lichtinger previously served as an executive of Pfizer, Inc. from 1995 to 2009, including as President of Pfizer’s Global Primary Care Unit from 2008 to 2009, Area President, Europe from 2006 to 2008, President, Global Animal Health from 1999 to 2006, and Regional President Europe Animal Health from 1995 to 1999. Before joining Pfizer, Mr. Lichtinger was an executive of Smith Kline Beecham, last serving as Senior Vice-President Europe Animal Health from 1987 to 1995. Mr. Lichtinger serves as a director of BioTime and previously served as a director of Optimer Pharmaceuticals, Inc. Mr. Lichtinger holds an MBA degree from the Wharton School of Business and an Engineering degree from the National University of Mexico.

Mr. Lichtinger brings to our Board more than 20 years of experience in the pharmaceutical industry, where he played a key role in the development of international business for two leading pharmaceutical companies, Pfizer and Smith Kline Beecham. We believe that Mr. Lichtinger’s experience in the international pharmaceutical industry will be of great value in our efforts to find and capitalize on opportunities in overseas markets.

Robert W. Peabody, 60, has been our Chief Financial Officer since June 2013 and is Senior Vice-President, Chief Operating Officer, and Chief Financial Officer of BioTime. Mr. Peabody joined BioTime in October 2007 as its Senior Vice-President and Chief Operating Officer also served on an interim basis as Chief Financial Officer from September 2010 until October 2011. Mr. Peabody reassumed the role as Chief Financial Officer in May 2013. Prior to joining BioTime, Mr. Peabody served as a Vice-President of Advanced Cell Technology, Inc., and also served on their board of directors from 1998 to 2006. Prior to joining ACT, Mr. Peabody spent 14 years as a Regional Controller for Ecolab, Inc., a Fortune 500 specialty chemical manufacturer and service company. He has also been an audit manager for Ernst and Young where he was a Certified Public Accountant on the audit staff serving the firm’s clients whose shares are publicly traded. Mr. Peabody received a Bachelor Degree in Business Administration from the University of Michigan.

Mr. Peabody brings to our Board many years of experience as a senior executive and in accounting and financial reporting, including in the stem cell and biotechnology industry as Chief Financial Officer of our parent company BioTime and as Vice President and director of Advance Cell Technology.

Natale S. Ricciardi, 66, spent his entire 39-year biopharmaceutical career at Pfizer Inc, retiring in 2011 as a member of the Pfizer Executive Leadership Team after holding the positions of President, Pfizer Global Manufacturing and Senior Vice President of Pfizer Inc. In addition to his corporate leadership role, he was directly responsible for all of Pfizer’s internal and external supply organization, a global enterprise that grew to more than 100 manufacturing facilities supplying small and large molecule pharmaceuticals, vaccines, consumer, nutrition and animal health products. Mr. Ricciardi maintained responsibility for global manufacturing activities from 2004 through 2011. Previously, from 1999 to 2004, he had oversight for Pfizer’s US manufacturing operations and from 1995 to 1999 was Vice President of Manufacturing for Pfizer’s Animal Health Group. Mr. Ricciardi received a B.E. degree in Chemical Engineering from The City College of New York (CCNY) and an MBA in Finance and International Business from Fordham University. He currently serves on the Advisory Board of HealthCare Royalty Partners and is a Director of Dynavax Technologies Corporation. He also serves as a member of the CCNY 21st Century Foundation.

Mr. Ricciardi’s long career at Pfizer Inc. in a corporate leadership role and his extensive experience leading Pfizer's global manufacturing and supply operations qualifies him to serve on our board of directors.

Judith Segall, 61, has been our Corporate Secretary since September 2012 and has served as a Vice President and as Secretary of BioTime since 1990. Ms. Segall also serves on the Board of Directors of BioTime. Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

Ms. Segall brings to our Board more than 20 years of experience as an executive and director of BioTime. During that time, she has developed a wealth of knowledge of business operations and management.

Michael D. West, Ph.D., 62, has served as our Vice President of Technology Integration since March 2013 and as a Vice President since September 2012, except for an interim period from April 10 to June 9, 2014 when he served as our President and Chief Executive Officer. Dr. West has been a director of Asterias since 2012. Dr. West has been Chief Executive Officer of BioTime since October 2007, and has served on BioTime’s Board of Directors since 2002. Prior to becoming BioTime’s Chief Executive Officer, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Advanced Cell Technology, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine. Dr. West also founded Geron Corporation, and from 1990 to 1998 he was a director and Vice-President of Geron, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells. From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart, which led to the first isolation of human embryonic stem and human embryonic germ cells. Dr. West received a B.S. Degree from Rensselaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

Dr. West is an internationally renowned pioneer and expert in stem cell research, and has extensive academic and business experience in age-related degenerative diseases, telomerase molecular biology, and human embryonic stem cell research and development. Dr. West brings to our Board the proven ability to conceive of and manage innovative research and development programs that have made scientifically significant discoveries in the field of human embryonic stem cells, and the ability to build companies focused on the great potential of regenerative medicine.

Audit Committee

The audit committee currently consists of Mr. LeBuhn (chair), Mr. Arno and Mr. Ricciardi. Our board of directors has determined that each member of the audit committee is an independent director under Section 803(A)(2) of the NYSE MKT Company Guide and meets the applicable additional eligibility standards for audit committee service under Section 803(B)(2) of the NYSE MKT Company Guide. In addition, our board of directors has determined that Mr. LeBuhn qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. LeBuhn’s expertise is based on his experience and qualifications described under “Directors” above.

The primary purpose of the audit committee is to oversee our accounting and financial reporting processes, including our internal controls system, and audits of our financial statements. The responsibilities of the audit committee include appointing and providing for the compensation of an independent registered public accounting firm to conduct an annual audit of our financial statements, overseeing the work and evaluating the performance of the independent auditor, reviewing and evaluating our accounting principles and practices, approving all professional services to be provided to us by our independent registered public accounting firm, reviewing and overseeing any related party transactions, overseeing implementation and enforcement of our insider trading policy and reviewing and evaluating any significant financial risk exposures facing our company and the steps our management has taken to control and monitor such exposures. The audit committee is governed by a written charter approved by our board of directors. A copy of the Audit Committee charter has been posted on our internet website and may be found at www.asteriasbiotherapeutics.com.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officers, our principal financial officer and accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.asteriasbiotherapeutics.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.

Family Relationships

There are no family relationships among any of our officers or directors.

Process for Communicating with Board Members

Interested parties may communicate with any and all members our Board by transmitting correspondence addressed to one or more Directors by name at the following address: Asterias Biotherapeutics, Inc., 230 Constitution Drive, Menlo Park, California 94025, c/o Corporate Secretary. Communications from our stockholders to one or more Directors will be collected and organized by our Corporate Secretary and will be forwarded to the Chairman of the Board or to the identified Director(s) as soon as practicable. If multiple communications are received on a similar topic, the Corporate Secretary may, in his or her discretion, forward only representative correspondence.

The Chairman of the Board will determine whether any communication addressed to the entire Board should be properly addressed by the entire Board or a committee thereof. If a communication is sent to the Board or a Committee, the Chairman of the Board or the Chairman of that committee, as the case may be, will determine whether a response to the communication is warranted.

Executive Officers

Our executive officers are Pedro Lichtinger, President and Chief Executive Officer, Jane S. Lebkowski, Ph.D., President of Research and Development, Katharine Spink, Ph.D., Vice President and Chief Operating Officer, Michael D. West, Vice President of Technology Integration, and Robert W. Peabody, Chief Financial Officer. The biographies of Mr. Lichtinger, Dr. West and Mr. Peabody are included above under “Directors.”

Jane S. Lebkowski, Ph.D., 58, became our President of Research and Development during March 2013 after a thirteen year career at Geron where she served as Senior Vice President, Cell Therapies from 2004 to 2011, and also as Chief Scientific Officer from 2009 to 2011. From August 1999 until January 2004, Dr. Lebkowski served as Vice President of Cell Therapies, and from April 1998 until August 1999, she served as Senior Director, Cell and Gene Therapies at Geron. Dr. Lebkowski managed research and development of Geron’s immunotherapy products for cancer treatment and its human embryonic stem cell based products for regenerative medicine. Prior to joining Geron, she spent more than ten years at Applied Immune Sciences and then at Rhone Poulenc Rorer, which acquired Applied Immune Sciences in 1995, advancing from research scientist to Vice President of Research and Development. Dr. Lebkowski has co-authored numerous scientific publications. Dr. Lebkowski holds a B.S. in Chemistry and Biology from Syracuse University, and a Ph.D. from Princeton University.

Katharine Spink, Ph.D., 40, became our Vice President and Chief Operating Officer during March 2013, after an eight year career at Geron where she served as Senior Vice President of Alliance Management and Cell Therapy Product Development, and of Operations, Cell Therapies during 2011; Vice President of Operations, Regenerative Medicine Programs from 2009 to 2011; and Senior Director of Program Operations, Regenerative Medicine from 2008 to 2009. From January 2007 until January 2008, Dr. Spink served as Program Director for Cardiovascular Disease, and was Assistant Director, and then Associate Director of Corporate Development during 2003 to 2006. Dr. Spink holds a B.A. in Biochemistry from Rice University, and a Ph.D. in Cancer Biology from Stanford University School of Medicine.

Other Key Employees

Casey Case, Ph.D., 59, became our Senior Vice President of Research and Nonclinical Development in March 2014. Before joining Asterias, Dr. Case served as Executive Vice President of Research at SanBio Inc. from 2006 to 2014, developing cell therapies for stroke and neurodegenerative conditions. Previously, Dr. Case was Vice President of Research and Operations at Sangamo Biosciences Inc. from 1997to 2005, Director of Cell Biology at Tularik Inc. from 1993 to 1997, and Director of Transcription Research at OSI Pharmaceuticals Inc. from 1989 to 1993. Dr. Case received his Ph.D. in Biochemistry from the University of California, Davis in 1985, and did postdoctoral research at UCLA from 1985 to 1989. Dr. Case and has over 40 issued patents.

Edward D. Wirth, III, M.D., Ph.D., 49, became our Chief Translational Officer during March 2013 after serving as Chief Science Officer at InVivo Therapeutics Corporation from 2011 to 2012. From 2004 to 2011, Dr. Wirth served as Medical Director for Regenerative Medicine at Geron, where he led the world’s first clinical trial of a human embryonic stem cell derived product, GRNOPC1 in patients with subacute spinal cord injuries. Dr. Wirth held academic appointments at Rush-Presbyterian St. Luke’s Medical Center and at the University of Chicago from 2002 to 2004, and was a member of the faculty of the University of Florida from 1996 to 2002. Dr. Wirth received his Ph.D. and M.D. and from the University of Florida in 1992 and 1994, respectively.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The compensation committee currently consists of Mr. Ricciardi (chair), Mr. Arno and Mr. LeBuhn. Our Board of Directors has determined that each member of the Compensation Committee is an independent director under, as defined in the NYSE MKT Company Guide. We did not have a Compensation Committee prior to June 24, 2013, and compensation of our executive officers during the last fiscal year prior to that date was determined by our Board of Directors. Executive officers who also served as directors did not vote on matters pertaining to their own personal compensation. None of the directors who served on the Compensation Committee during the last fiscal year was a current or former officer or employee of Asterias, or had any relationship with Asterias requiring disclosure in this report under Item 404 of SEC Regulation S-K. During last fiscal year, none of our executive officers served as (a) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board of Directors, (b) a director of another entity, one of whose executive officers served on our Board of Directors, or (c) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board of Directors, except that Pedro Lichtinger, Michael D. West, and Robert W. Peabody, served on the board of directors our parent company BioTime, and Mr. Lichtinger served on the BioTime’s compensation committee. Mr. Lichtinger stepped down from the BioTime compensation committee during June 2014 upon becoming our President and Chief Executive Officer. Mr. Lichtinger’s term as a BioTime director expired at its 2014 annual meeting of shareholders held on November 4, 2014.

Summary Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2014 and December 31, 2013 by our President and Chief Executive Officer, Former President Chief Executive Officer, our Former Interim President and Chief Executive Officer, and the four next most highly compensated executive officers (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name	Principal Position	Year	Salary	Bonus	Option Awards (1)		Stock Awards		All other Compensation (8)	Total

Pedro Lichtinger(2)	President and Chief Executive Officer	2014	$224,359	-	$1,409,456	(2)	$468,000	(2)	$8,333	$2,110,148

Thomas B. Okarma(3)(4)	Former President and Chief Executive Officer	2014	$340,769	-	-		-		-	$340,769
		2013	$400,000	-	$1,469,492	(3)	-		-	$1,869,492

Michael D. West(5)	Vice President of Technology Integration	2014	$50,003	$14,974	-		-		$956	$65,932
		2013	$37,500	-	$146,949	(5)	-		-	$184,449

Jane Lebkowski(6)	President, Research and Development	2014	$275,000	-	-		-		$8,021	$283,021
		2013	$177,604	-	$587,797	(6)	-		$1,146	$766,547

Katharine Spink(7)	Vice President and Chief Operating Officer	2014	$250,000	-	-		-		$12,500	$262,500
		2013	$157,500	-	$293,898	(7)	-		$5,156	$456,554

(1)	Option awards are valued at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718. We used the Black-Sholes-Merton Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term of seven years, volatility ranging from 71.61% to 76.16%, and bond equivalent yield discount rates ranging from 0.66% to 1.105% depending on the date of grant. The assumptions that we utilized are described in Note 9, to our financial statements for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2)	Mr. Lichtinger was appointed as our Chief Executive Officer on June 9, 2014. As a part of Mr. Lichtinger's initial compensation package, he was granted options to purchase 1,000,000 Series A Shares and 200,000 shares of restricted stock at $2.34 per share under the 2013 Equity Incentive Plan. The restricted stock is subject to restrictions on transfer and to forfeiture until the shares vest. The restricted stock will vest at the rate of 16,667 shares per month while Mr. Lichtinger remains employed by Asterias. In addition, Mr. Lichtinger received his 2014 bonus payment in the form of (i) 23,932 Restricted Stock Units ("RSU's"), and (ii) options to purchase 200,000 Series A Shares. These RSU's and options were granted under the Company's 2013 Equity Incentive Plan. The options are exercisable at an exercise price of $3.90 per share and are subject to time-based vesting in equal monthly installments over a four-year period beginning on the one month anniversary from the date of the grant, provided that Mr. Lichtinger remains employed with the Company through the vesting dates. Each RSU represents a contingent right to receive one share of the Company's Series A Shares. The RSU's are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015.

(3)	Dr. Okarma served as our Chief Executive Officer from September 24, 2012 to April 10, 2014. As part of his severance, he was paid his full salary through the end of October 2014. Dr. Okarma was granted options to purchase 1,000,000 Series A Shares under the 2013 Equity Incentive Plan. These options were forfeited following Dr. Okarma’s departure in April 2014.

(4)	The options were granted by BioTime under its 2012 Equity Incentive Plan. These options were forfeited following Dr. Okarma’s departure.

(5)	Dr. West served as our President and Chief Executive Officer for an interim period from April 10 to June 9, 2014. He was granted options to purchase 100,000 Series A Shares under the 2013 Equity Incentive Plan. Dr. West's salary and bonus represent an allocated percentage, 7.35% of his BioTime salary, all of which was paid by BioTime. In addition, Dr. West received his 2014 bonus payment in the form of (i) 3,846 RSU's, and (ii) options to purchase 20,000 Series A Shares. These RSU's and options were granted under the Company's 2013 Equity Incentive Plan. The options are exercisable at an exercise price of $3.90 per share and are subject to time-based vesting in equal monthly installments over a four-year period beginning on the one month anniversary from the date of the grant, provided that Dr. West remains employed with the Company through the vesting dates. Each RSU represents a contingent right to receive one share of the Company's Series A Shares. The RSU's are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015.

(6)	Dr. Lebkowski, as a part of her initial compensation package, was granted options to purchase 400,000 Series A Shares under the 2013 Equity Incentive Plan. In addition, Dr. Lebkowski received her 2014 bonus payment in the form of (i) 31,025 RSU's, and (ii) options to purchase 100,000 Series A Shares. These RSU's and options were granted under the Company's 2013 Equity Incentive Plan. The options are exercisable at an exercise price of $3.90 per share and are subject to time-based vesting in equal monthly installments over a four-year period beginning on the one month anniversary from the date of the grant, provided that Dr. Lebkowski remains employed with the Company through the vesting dates. Each RSU represents a contingent right to receive one share of the Company's Series A Shares. The RSU's are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015.

(7)	Dr. Spink, as a part of her initial compensation package, was granted options to purchase 200,000 Series A Shares under the 2013 Equity Incentive Plan. In addition, Dr. Spink received her 2014 bonus payment in the form of (i) 28,205 RSU's, and (ii) options to purchase 100,000 Series A Shares. These RSU's and options were granted under the Company's 2013 Equity Incentive Plan. The options are exercisable at an exercise price of $3.90 per share and are subject to time-based vesting in equal monthly installments over a four-year period beginning on the one month anniversary from the date of the grant, provided that Dr. Spink remains employed with the Company through the vesting dates. Each RSU represents a contingent right to receive one share of the Company's Series A Shares. The RSU's are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015.

(8)	Other compensation consists entirely of employer contributions to employee accounts under BioTime’s 401(k) plan in which employees of BioTime subsidiaries, including Asterias, are entitled to participate.

Stock Options Outstanding at Year End

The following table summarizes certain information concerning Asterias stock options held by our Named Executive Officers as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Plan Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date (1)	Number of Shares or Units of Stock that have not Vested (2)	Market Value of Shares or Units of Stock that have not Vested

Pedro Lichtinger	Asterias 2013 Equity Incentive Plan	125,000	875,000	$2.34	June 8, 2021	99,998	$323,994
Jane Lebkowski	Asterias 2013 Equity Incentive Plan	141,666	258,334	$2.34	March 9, 2020	-	-
Katharine E. Spink	Asterias 2013 Equity Incentive Plan	70,833	129,167	$2.34	March 9, 2020	-	-
Michael D. West	Asterias 2013 Equity Incentive Plan	43,750	56,250	$2.34	March 9, 2020	-	-
Robert W. Peabody	Asterias 2013 Equity Incentive Plan	46,875	78,125	$2.34	June 23, 2020	-	-

(1)	These options are exercisable for Asterias Series A Shares and become exercisable in 48 equal monthly installments during the term of employment by Asterias.

(2)	These RSU's are subject to time-based vesting in twelve equal monthly installments ending on June 8, 2015.

Other Compensation Plans

We do not have any pension plans, defined benefit plans, or non-qualified deferred compensation plans. We do make contributions to 401(k) plans for participating executive officers and other employees.

Risk Considerations and Recoupment Policies

The Compensation Committee considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking. Our executive compensation arrangements include a fixed salary that provides a steady income so that executives do not feel pressured to focus exclusively on stock price performance or short term financial targets to the detriment of our long-term operational and strategic objectives. We supplement fixed salaries with discretionary bonus awards based on the executive’s performance as well as the performance of Asterias, and bonus awards based on the Company's receipt of research grant funding. The stock options that we have granted to our executive officers under the Equity Incentive Plan vest over four years, assuring that the executives take a long-term perspective in viewing their equity ownership.

Because Asterias has not adopted compensation plans, or made incentive awards, based on quantified financial performance measures, we have not adopted specific policies regarding the adjustment or recovery of awards or payments if the relevant performance measures are restated or otherwise adjusted in a manner that would reduce the size of an award or payment. We may adopt such policies, however, if we adopt incentive compensation plans or grant incentive bonuses based on financial performance measures.

Tax Considerations

Section 162(m) of the Internal Revenue Code places a $1 million limit on the amount of compensation that a company can deduct in any one year for compensation paid to its chief executive officer and the three most highly-compensated executive officers employed by the company at the end of the year, other than the company’s chief financial officer. The $1 million deduction limit does not apply to compensation that is performance-based and provided under a shareholder-approved plan. The Compensation Committee has never awarded cash compensation, in the form of salary and bonuses, in excess of the $1 million limit. Asterias’ stock option awards are designed to qualify for tax deductibility. Notwithstanding the foregoing, we may elect to pay compensation to executive officers that may not be fully deductible if we believe that is necessary to attract, retain and reward high-performing executives.

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

For 2014, each director who is not an Asterias officer or employee, other than the Chairman of the Board of Directors, received an annual fee of $15,000 in cash, plus a fee of $1,000 for regular or special meeting of the Board attended in person and $500 for regular or special meeting of the Board attended by telephone conference, and options to purchase 20,000 Series A Shares under our 2013 Equity Incentive Plan. For 2014, the Chairman of the Board of Directors received an annual fee of $50,000 in cash, plus $1,000 for each regular or special meeting of the Board attended in person and $500 for regular or special meeting of the Board attended by telephone conference, and options to purchase 75,000 Series A Shares under our 2013 Equity Incentive Plan.

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

Members of the Audit Committee and Compensation Committee receive a fee of $1,000 for meetings attended in person and $500 for meetings attended by telephone conference.

Because we are a subsidiary of BioTime, directors are also eligible to receive stock options or to purchase restricted stock under the BioTime’s 2012 Equity Incentive Plan. An award to any of our directors under BioTime’s 2012 Equity Incentive Plan may be made only if approved by the BioTime Board of Directors or by its compensation committee.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the current members of the persons who served as directors during the year ended December 31, 2014 and who were not employees of Asterias or BioTime on the date the compensation was earned.

Name	Fees Earned or Paid in Cash	Option Awards (1)		Total
Alfred D. Kingsley	$58,500	$90,531		$149,031
Richard LeBuhn	$34,750	$24,142		$58,892
Natale Ricciardi	$26,500	$24,100		$50,600
Andrew Arno	$24,000	$24,100		$48,100
Andrew C. von Eschenbach	$7,500	$24,142	(2)	$31,642
Franklin Berger	$2,000	$24,142	(2)	$26,142
Henry L. Nordhoff	$8,750	$22,058	(2)	$30,808

(1)	During 2014, our directors who are not salaried employees of Asterias each received an award of stock options entitling them to purchase 20,000 Series A Shares as partial compensation for serving on the Board of Directors for a period of one year, except that Mr. Kingsley received 75,000 stock options as partial compensation for serving in his capacity as Chairman of the Board. The options will vest and become exercisable in equal quarterly installments over a one-year period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718. We used the Black-Sholes-Merton Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term of 2.72 years, volatility ranging from 69.99% to 83.98%, and bond equivalent yield discount rates ranging from 0.42% to 0.90% depending on the date of grant.

(2)	Mr. Berger resigned from our Board of Directors in March 2014. Dr. von Eschenbach and Mr. Nordhoff resigned from our Board of Directors during April 2014. All unvested options were cancelled upon resignation.

Employment Agreements; Change in Control Payments

Pedro Lichtinger

Mr. Lichtinger was appointed as our President and Chief Executive Officer on June 9, 2014 and we entered into an employment agreement with Mr. Lichtinger, whereby Mr. Lichtinger is paid an annual base salary of $400,000 per year. In February 2015, Mr. Lichtinger received a $7,000 increase to his annual salary, which was pro-rated based on his June 9, 2014 hiring date. Mr. Lichtinger was granted options under our Equity Incentive Plan to purchase 1,000,000 shares of our Series A Shares. The options granted have an exercise price of $2.34 per share, which is based on the fair market value of our Series A Shares as determined by our Board of Directors, and will vest, and thereby become exercisable, in 48 equal monthly installments based upon Mr. Lichtinger’s continued employment, and will expire if not exercised in seven years from the date of grant. In addition, Mr. Lichtinger received 200,000 shares of “Restricted Stock” under our Equity Incentive Plan which are subject to restrictions on transfer and to forfeiture until the shares vest. The Restricted Stock will vest at the rate of 16,667 shares per month while Mr. Lichtinger remains employed by us. Mr. Lichtinger may receive salary increases, bonuses, and additional awards of stock options and Restricted Stock approved by the Board of Directors, implementing a compensation philosophy which targets the 50th percentile of a group of comparator companies selected by the Board of Directors or a compensation committee of the Board of Directors, and in the case of bonuses, based on the attainment of goals or milestones set by the Board of Directors or a compensation committee of the Board of Directors.

Mr. Lichtinger’s employment agreement contains provisions entitling him to severance benefits under certain circumstances. If we terminate Mr. Lichtinger’s employment without “cause” or if he resigns for “good reason” as those terms are defined in his employment agreement, he will be entitled to severance benefits. If Mr. Lichtinger has been employed by Asterias for one year or less, his severance benefits will be payment of three months base salary. If he has been employed by us for more than one year, his severance benefits will be payment of six months base salary and 50% of his then unvested Asterias stock options will vest. The cash severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of the executive’s salary while employed by us. If Mr. Lichtinger’s employment is terminated without “cause” or if he resigns for “good reason” within twelve months following a “Change of Control,” he will be entitled to twelve months base salary, payable in a lump sum, and 100% of his then unvested Asterias options will vest and the restrictions on 100% of his Restricted Stock will expire. In order to receive the severance benefits, Mr. Lichtinger must execute a general release of all claims against us and must return all our property in his possession.

“Change of Control” means (A) the acquisition of our voting securities by a person or an Affiliated Group entitling the holder to elect a majority of our directors; provided, that an increase in the amount of voting securities held by a person or Affiliated Group who on the date of the Employment Agreement beneficially owned (as defined in Section 13(d) of the Exchange Act, and the regulations thereunder) more than 10% of our voting securities shall not constitute a Change of Control; and provided, further, that an acquisition of voting securities by one or more persons acting as an underwriter in connection with a sale or distribution of voting securities shall not constitute a Change of Control, (B) the sale of all or substantially all of our assets; or (C) a merger or consolidation in which we merge or consolidate into another corporation or entity in which our shareholders immediately before the merger or consolidation do not own, in the aggregate, voting securities of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity) entitling them, in the aggregate (and without regard to whether they constitute an Affiliated Group) to elect a majority of the directors or persons holding similar powers of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity). A Change of Control shall not be deemed to have occurred if all of the persons acquiring our voting securities or assets, or merging or consolidating with us, are one or more of our direct or indirect subsidiaries or parent corporations. “Affiliated Group” means (A) a person and one or more other persons in control of, controlled by, or under common control with, such person; and (B) two or more persons who, by written agreement among them, act in concert to acquire voting securities entitling them to elect a majority of our directors. “Person” includes both people and entities.

Dr. Jane Lebkowski

We have entered into an employment agreement with Dr. Lebkowski, whereby Dr. Lebkowski is paid an annual base salary of $275,000 per year, and in February 2015, Dr. Lebkowski received a $5,500 increase in her annual salary. In addition to Dr. Lebkowski's annual salary, in March 2013, she received a grant of options to purchase 400,000 Series A Shares. The options granted have an exercise price of $2.34 per share, which is based on the fair market value of our Series A Shares as determined by our Board of Directors, and will vest, and thereby become exercisable, in 48 equal monthly installments based upon the executive’s continued employment or service on our Board of Directors, and will expire if not exercised in seven years from the date of grant.

Dr. Lebkowski’s employment agreement contains provisions entitling her to severance benefits under certain circumstances. If we terminate Dr. Lebkowski’s employment without “cause” as those terms are defined in her employment agreement, she will be entitled to severance benefits. If Dr. Lebkowski has been employed by Asterias for one year or less, her severance benefits will be payment of three months base salary. If she has been employed by us for more than one year, her severance benefits will be payment of six months base salary and 50% of her then unvested Asterias stock options will vest. The cash severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of the executive’s salary while employed by us. If Dr. Lebkowski’s employment is terminated without “cause” within twelve months following a “Change of Control,” she will be entitled to twelve months base salary, payable in a lump sum, and 100% of her then unvested Asterias options will vest and the restrictions on 100% of her Restricted Stock will expire. In order to receive the severance benefits, Dr. Lebkowski must execute a general release of all claims against us and must return all our property in his possession.

Dr. Katharine Spink

We have entered into an employment agreement with Dr. Spink, whereby Dr. Spink is paid an annual base salary of $250,000 per year, and in February 2015, Dr. Spink received a $5,000 increase in her annual salary. In addition to Dr. Spink's annual salary, in March 2013, she received a grant of options to purchase 200,000 Series A Shares. The options granted have an exercise price of $2.34 per share, which is based on the fair market value of our Series A Shares as determined by our Board of Directors, and will vest, and thereby become exercisable, in 48 equal monthly installments based upon the executive’s continued employment or service on our Board of Directors, and will expire if not exercised in seven years from the date of grant.

Dr. Spink's employment agreement contains provisions entitling her to severance benefits under certain circumstances. If we terminate Dr. Spink’s employment without “cause” as those terms are defined in her employment agreement, she will be entitled to severance benefits. If Dr. Spink has been employed by Asterias for one year or less, her severance benefits will be payment of three months base salary. If she has been employed by us for more than one year, her severance benefits will be payment of six months base salary and 50% of her then unvested Asterias stock options will vest. The cash severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of the executive’s salary while employed by us. If Dr. Spink's employment is terminated without “cause” within twelve months following a “Change of Control,” she will be entitled to twelve months base salary, payable in a lump sum, and 100% of her then unvested Asterias options will vest and the restrictions on 100% of her Restricted Stock will expire. In order to receive the severance benefits, Dr. Spink must execute a general release of all claims against us and must return all our property in his possession.

Michael D. West

Dr. West, is our Vice President of Technology Integration and Chief Executive Officer of our parent, BioTime. During March 2015, the BioTime Compensation Committee reviewed the base salaries of Dr. West which had been set at $680,315 in total during 2014. In 2014, $50,000 of this salary was allocated to Asterias. The BioTime Compensation Committee determined that during 2015 Dr. West’s base salary would remain at $680,315 considering the relationship of his salary to chief executive officers in the company’s peer group and considering BioTime’s overall performance during 2014. The BioTime Compensation Committee considered executive accomplishments and performance during 2014 for bonus awards, along with financial factors, including BioTime’s cash position and commitments. The Committee recommended that discretionary bonuses for 2014 be awarded to Dr. West in the amount of $139,000 which were paid in March 2015. Asterias awarded Dr. West discretionary bonus payable in 3,846 shares of restricted common stock, under the Asterias Equity Incentive Plan. In addition, BioTime awarded contracted bonus to Dr. West in the amount of $65,000, the details of which are described in BioTime’s Form 10K/A-1. In addition to Dr. West's annual salary, in March 2013, he received a grant of options to purchase 100,000 Series A Shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Equity Compensation Plan Information

SECURITIES AUTHORIZED FOR ISSUANCE UNDER 2013 EQUITY INCENTIVE PLAN

The following table provides information as of December 31, 2014 about our Series A Shares that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,346,666	$2.42	1,150,001
Equity compensation plans not approved by security holders	—	—	—
Total	3,346,666	$2.42	1,150,001

Security Ownership of Certain Beneficial Owners and Management

The following table and accompanying footnotes present information about the beneficial ownership of our Series A Shares, as of April 15, 2015 by each shareholder known by us to be the beneficial owner of 5% or more of our common stock. Information concerning certain beneficial owners of more than 5% of the common stock is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there were 32,322,202 Series A Shares issued and outstanding.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

Security Ownership of Certain Beneficial Owners

	Number of Shares	Percent of Total

BioTime, Inc.(1)	24,973,340	70.40%
1301 Harbor Bay Parkway, Suite 100 Alameda, CA 94502

Romulus Films, Ltd(2)	2,913,430	8.92%
Wessex House 1 Chesham Street London SW1X 8ND United Kingdom

Broadwood Partner, LP(3)	1,641,025	4.93%
724 Fifth Avenue, 9th Floor New York, NY 10019

(1)	Includes 21,823,340 Series A Shares held by BioTime and 3,150,000 Series A Shares that BioTime may acquire upon the exercise of warrants at $5.00 per share expiring on September 30, 2016.

(2)	Includes 2,563,430 Series A Shares held by Romulus Films and affiliates and 350,000 Series A Shares that Romulus Films may acquire upon the exercise of warrants at $5.00 per share expiring on September 30, 2016.

(3)	Includes 641,025 Series A Shares held by Broadwood and 1,000,000 Series A Shares that Broadwood may acquire upon the exercise of warrants at $2.34 per share expiring on June 15, 2015.

The following table and accompanying footnotes present information about the beneficial ownership of our Series A Shares, as of April 15, 2015 by each of our Named Executive Officers, directors, and all our executive officers and directors as a group.

Security Ownership of Management

	Number of Shares	Percent of Total

Pedro Lichtinger(1)	778,205	2.39%

Jane S. Lebkowski(2)	183,809	*

Katharine Spink(3)	95,833	*

Robert W. Peabody(4)	59,936	*

Michael D. West(5)	56,250	*

Judith Segall(6)	4,583	*

Alfred D. Kingsley(7)	168,750	*

Richard LeBuhn(8)	20,000	*

Andrew Arno(9)	15,000	*

Natale S. Ricciardi(10)	15,000	*

All executive officers and directors as a group (10 persons)(11)	1,397,366	4.21%

* Less than 1%

(1)	Includes 208,333 Series A Shares owned by Mr. Lichtinger, 41,667 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable, and 200,000 shares of Restricted Stock as to which the restrictions on transfer have expired or will expire within 60 days. Excludes 950,000 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Excludes 23,932 Restricted Stock Units ("RSU's") granted in February 2015 under the Company's 2013 Equity Incentive Plan. Each RSU represents a contingent right to receive one share of the Company's Series A Shares. The RSU's are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015.

(2)	Includes 166,666 Series A Shares that may be acquired upon the exercise of stock options, and 16,667 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 316,667 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Excludes 31,025 Restricted Stock Units granted in February 2015 under the Company's 2013 Equity Incentive Plan. Each RSU represents a contingent right to receive one share of the Company's Series A Shares. The RSU's are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015.

(3)	Includes 87,500 Series A Shares that may be acquired upon the exercise of certain stock options, and 8,333 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 204,167 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Excludes 28,205 Restricted Stock Units granted in February 2015 under the Company's 2013 Equity Incentive Plan. Each RSU represents a contingent right to receive one share of the Company's Series A Shares. The RSU's are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015.

(4)	Includes 54,687 Series A Shares that may be acquired upon the exercise of certain stock options, and 5,208 Series A Shares that may be acquired upon the exercise of certain stock options that will become exercisable within 60 days. Excludes 115,105 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Excludes 3,846 Restricted Stock Units granted in February 2015 under the Company's 2013 Equity Incentive Plan. Each RSU represents a contingent right to receive one share of the Company's Series A Shares. The RSU's are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015.

(5)	Includes 52,083 Series A Shares that may be acquired upon the exercise of certain stock options and 4,167 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 63,750 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Excludes 3,846 Restricted Stock Units granted in February 2015 under the Company's 2013 Equity Incentive Plan. Each RSU represents a contingent right to receive one share of the Company's Series A Shares. The RSU's are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015.

(6)	Includes 4,166 Series A Shares that may be acquired upon the exercise of certain stock options and 417 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 25,417 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(7)	Includes 168,750 Series A Shares that may be acquired upon the exercise of certain stock options. Excludes 56,250 Series A shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)	Includes 20,000 Series A Shares that may be acquired upon the exercise of certain stock. Excludes 20,000 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. In addition, this excludes options to purchase 20,000 Series A Shares that were granted to Mr. LeBuhn on April 1, 2015, which are subject to approval by the stockholders of the Company at the 2015 Annual Meeting of a sufficient increase in the authorized number of shares issuable pursuant to the Company's 2013 Equity Incentive Plan.

(9)	Includes 15,000 Series A Shares that may be acquired upon the exercise of certain stock. Excludes 25,000 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. In addition, this excludes options to purchase 20,000 Series A Shares that were granted to Mr. Arno on April 1, 2015, which are subject to approval by the stockholders of the Company at the 2015 Annual Meeting of a sufficient increase in the authorized number of shares issuable pursuant to the Company's 2013 Equity Incentive Plan.

(10)	Includes 15,000 Series A Shares that may be acquired upon the exercise of certain stock. Excludes 25,000 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. In addition, this excludes options to purchase 20,000 Series A Shares that were granted to Mr. Ricciardi on April 1, 2015, which are subject to approval by the stockholders of the Company at the 2015 Annual Meeting of a sufficient increase in the authorized number of shares issuable pursuant to the Company's 2013 Equity Incentive Plan.

(11)	Includes 328,205 Series A Shares owned by Mr. Lichtinger, 476 Series A Shares owned by Dr. Lebkowski, 41 Series A Shares owned by Mr. Peabody, 792,185 Series A Shares that may be acquired upon the exercise of certain stock options, 76,459 Series A Shares that may be acquired upon the exercise of certain stock options that will become exercisable within 60 days, and 200,000 shares of Restricted Stock as to which the restrictions will expire within 60 days. Excludes 1,801,356 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Excludes 90,853 Restricted Stock Units granted in February 2015 under the Company's 2013 Equity Incentive Plan. Each RSU represents a contingent right to receive one share of the Company's Series A Shares. The RSU's are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions, during the 2014 fiscal year, to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any related person had a direct or indirect material interest.

The Series A Distribution

On January 4, 2013, we entered into the Asset Contribution Agreement with BioTime and Geron pursuant to which, on October 1, 2013, we acquired the stem cell assets of Geron in exchange for 6,537,779 of our Series A Shares and the assumption of certain liabilities related to those assets, and we acquired certain assets from BioTime in exchange for 21,773,340 shares of Series A Shares and warrants to purchase 3,150,000 Series A Shares.

Pursuant to the Asset Contribution Agreement, Geron distributed to its stockholders, on a pro rata basis, the 6,537,779 Series A Shares it received in the Asset Contribution.

Sale of Series A Shares to Executive Officer

On June 11, 2014 we entered into a Stock Purchase Agreement with Pedro Lichtinger, our President and Chief Executive Officer, pursuant to which he agreed to purchase from us 200,000 Series A Shares for a price of $2.34 per share, which was determined by our Board of Directors to be the fair market value of the shares. The sale of the Series A Shares was completed on June 16, 2014.

Sale of BioTime Shares with Series A Share Purchase Warrants

On June 16, 2014, we sold 5,000,000 BioTime common shares, with warrants to purchase 5,000,000 our Series A Shares, to two private investors for $12,500,000 in cash pursuant to two Purchase Agreements of like terms. The warrants are exercisable until 5:00 p.m. New York time on June 15, 2015, at an exercise price of $2.34 per share. The warrant holders must give us not less than 61 days’ notice prior to exercising their warrants. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants will be adjusted in the event of a stock split, stock dividend, combination, reclassification of our Series A Shares or a similar recapitalization of our Series A Shares, or if Asterias distributes to its shareholders without charge options, warrants or rights to purchase our Series A Shares at a price below the then current market price, or if Asterias distributes to its shareholders (including any distribution made in connection with a merger in which Asterias is the surviving corporation) other rights, options or warrants, or convertible or exchangeable securities containing the right to subscribe for or purchase shares of our Series A Shares, or evidences of Asterias indebtedness or assets (excluding cash, dividends or distributions payable out of consolidated earnings or earned surplus and dividends or stock dividends).

We have also entered into a Registration Rights Agreement with the investors pursuant to which we have agreed to file a registration statement on Form S-3, when we become eligible to use that form, to register the warrants and the Series A Shares or Series A Shares that may be acquired through the exercise of the warrants, for sale under the Securities Act. We will bear the cost of registering the warrants and Series A Shares under the Securities Act and applicable state securities laws, including but not limited to filing and registration fees, printing fees, and fees and attorneys’ and accountants’ fees. The warrant holders will be responsible for the payment of any commissions or discounts to broker-dealers in connection the sale of their warrants or Series A Shares. The Registration Rights Agreement provides that we will indemnify the investors against, or we will contribute to payments the investors may be required to make because of, certain liabilities that could arise from the offer and sale of the Series A Shares or Series A Shares, including liabilities under the Securities Act. Each of the investors will indemnify us against, or will contribute to payments that we may be required to make because of, certain liabilities that could arise from the offer and sale of the Series A Shares or Series A Shares, including liabilities under the Securities Act.

Broadwood Partners, L.P., the largest shareholder of our parent company BioTime, purchased 1,000,000 of the BioTime shares with 1,000,000 warrants. One of our directors, Richard T. LeBuhn is Senior Vice President, and one of BioTime’s directors, Neal C. Bradsher is the President, of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P. The other 4,000,000 BioTime common shares with 4,000,000 warrants were purchased by a trust previously established by George Karfunkel.

BioTime Warrant Distribution

On October 1, 2014, Asterias completed the BioTime Warrants Distribution by distributing 8,000,000 BioTime Warrants on a pro rata basis to the holders of Asterias Series A Shares.

2015 Private Placement

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

During March 2013, we adopted a Related Person Transaction Policy that will apply to transactions exceeding $120,000 in which any of our officers, directors, beneficial owners of more than 5% of our common stock, or any member of their immediate family, has a direct or indirect material interest, determined in accordance with the policy (a “Related Party Transaction”). However, the Related Party Transaction will not include transactions between us and BioTime or any subsidiary of BioTime.

A Related Person Transaction must be reported to our outside legal counsel, and will be subject to review and approval by our “Disinterested Directors,” prior to effectiveness or consummation, to the extent practical. In addition, any Related Person Transaction that is ongoing in nature will be reviewed by our Disinterested Directors annually to ensure that the transaction has been conducted in accordance with any previous approval and that all required disclosures regarding the transaction are made. A “Disinterested Director” is defined in our Related Person Transaction Policy as a member of our Board of Directors who (a) does not have a financial interest (directly or through any trust or beneficial ownership of more than 5% of any class of voting securities of any business entity) in the Related Person Transaction, and (b) does not have an Immediate Family Member with a financial interest (directly or through any trust or beneficial ownership of more than 5% of any class of voting securities of any business entity) in the Related Person Transaction.

As appropriate for the circumstances, the Disinterested Directors will review and consider:

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

Our Disinterested Directors will review all relevant information available to it about a Related Person Transaction. Our Disinterested Directors may approve or ratify the Related Person Transaction only if they determine that, under all of the circumstances, the transaction is in, or is not in conflict with, our best interests. Our Disinterested Directors may, in their sole discretion, impose such conditions as they deem appropriate on us or the Related Person in connection with approval of the Related Person Transaction.

Following the creation of our Audit Committee in June 2013, the Audit Committee makes all determinations under the Related Person Transaction Policy instead of our Disinterested Directors.

The information required by Item 407(a) of Regulation S-K on Director Independence is incorporated herein by reference to "Corporate Governance" in this Form 10-K/A.

Director Independence

Asterias Biotherapeutics is a “controlled company” under the Corporate Governance Rules of the NYSE MKT, which means that a majority of our issued and outstanding voting stock is controlled by a single person or related group of persons (namely BioTime), and that the company has elected controlled company status.

A controlled company is exempted from certain rules otherwise applicable to companies whose securities are listed on NYSE MKT, including (i) the requirement that a company have a majority of independent directors, (ii) the requirement that nominations to the company’s Board be either selected or recommended by a nominating committee consisting solely of independent directors, and (iii) the requirement that officers’ compensation be either determined or recommended by a compensation committee consisting solely of independent directors.

Pursuant to the NYSE MKT Company Guide, no director qualifies as independent until the Board makes an affirmative determination to that effect. In making this determination, the Board must affirmatively conclude that the director does not have a material relationship with us that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. The Board considers, among other factors, the director’s current and historic relationships with us and our competitors, suppliers, customers and auditors, including compensation directly or indirectly paid to the director; the director’s professional and family relationships with management and other directors; the relationships that the director’s current and former employers may have with us; and the relationships between us and other companies of which the director may be a director or executive officer.

We have three independent directors on our Board. After considering the factors described in the previous paragraph, the Board has determined that Richard T. LeBuhn, Andrew Arno and Natale S. Ricciardi are independent. The NYSE MKT Company Guide requires that the independent directors meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session. In addition to their meetings as members of the Audit and Compensation Committees, of which they are the sole members, Mr. LeBuhn, Mr. Arno and Mr. Ricciardi meet at least annually withou the presence of non–independent directors and management. in person in fulfillment of this NYSE MKT requirement during fiscal year 2014, in executive session each time.

Michael D. West, Robert W. Peabody, and Judith Segall do not qualify as “independent” because they are full-time employees of our parent company, BioTime. Alfred D. Kingsley does not qualify as “independent” because he served for a period of time as our Executive Chairman and also because he received compensation for serving in an executive role as Chairman of certain of BioTime’s subsidiaries.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of Exchange Act, requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other Asterias equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2014.

Item 14.	Principal Accountant Fees and Services.

General

OUM & Co., LLP (“OUM”) served as our independent registered public accountants and audited our annual financial statements for the fiscal year ended December 31, 2014.

On June 30, 2014, KPMG LLP acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), our independent registered public accounting firm. As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as our independent registered public accounting firm.

Rothstein Kass had audited our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, and for the periods from inception (September 24, 2012) to December 31, 2012 and December 31, 2013, as set forth in their report. Following their resignation, our Board of Directors approved the engagement of OUM as our new independent registered public accounting firm.

The audit reports of Rothstein Kass on the Company’s financial statements for the years ended December 31, 2013 and December 31, 2012 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2013 and December 31, 2012, and through the subsequent interim period preceding Rothstein Kass’ resignation, there were no disagreements between us and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Rothstein Kass would have caused them to make reference thereto in their reports on our financial statements for such years.

During the fiscal years ended December 31, 2013 and to December 31, 2012, and through the subsequent interim period preceding Rothstein Kass’ resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2013 and December 31, 2012, and through the subsequent interim period preceding OUM’s engagement, we did not consult with OUM on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on our financial statements, and OUM did not provide either a written report or oral advise to us that OUM concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

The following table presents the aggregate fees billed for professional services rendered by Rothstein Kass and OUM for the year ended December 31, 2014 and December 31, 2013.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to the Company during the fiscal years ended December 31, 2014 and 2013 by Rothstein Kass and OUM:

	Fiscal 2014 ($)	Fiscal 2013 ($)

Audit Fees (1)	$177,855	$45,500
Audit Related Fees (2)	64,455	179,500
Tax Fees (3)	10,000	-
Total Fees	$308,364	$295,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. For the fiscal years ended December 31, 2014 and 2013, aggregate fees for professional services billed by Rothstein Kass were $125,000 and $45,500, respectively and by OUM were $52,855 and $0.00, respectively.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings. For the fiscal years ended December 31, 2014 and 2013, aggregate fees for professional services billed by Rothstein Kass were $55,800 and $179,500, respectively and by OUM were $8,655 and $0.00, respectively.

(3)	Tax Fees were billed for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice related to mergers, acquisitions and dispositions. For the fiscal years ended December 31, 2014 and 2013, fees for professional services billed by Rothstein Kass were $10,000 and $0.00, respectively and none by OUM.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee has considered whether the provisions of services described in the table above are compatible with maintaining auditor independence. Our Audit Committee requires pre-approval of all audit and non-audit services in one of two methods, and each of the permitted non-auditing services described above has been pre-approved by the Audit Committee. Under the first method, the engagement to render the services would be entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided (i) the policies and procedures are detailed as to the services to be performed, (ii) the Audit Committee is informed of each service, and (iii) such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. Under the second method, the engagement to render the services would be presented to and pre-approved by the Audit Committee (subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit). The Chairman of the Audit Committee has the authority to grant pre-approvals of audit and permissible non-audit services by the independent registered public accounting firm, provided that all pre-approvals by the Chairman must be presented to the full Audit Committee at its next scheduled meeting.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Index

Exhibit	Description

31.1*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2015.

ASTERIAS BIOTHERAPEUTICS, INC.

By:	/s/ Pedro Lichtinger
Pedro Lichtinger, President and Chief Executive Officer