Form 10-Q
period 2015-03-31
Asterias Biotherapeutics, Inc.
filed 2015-05-08
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,322,302 shares of Series A Common Stock, $0.0001 par value, as of May 1, 2015.

 PART 1--FINANCIAL INFORMATION

Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this Report under Item 1 of the Notes to Financial Statements, and under Risk Factors in this Report. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

References to “Asterias,” “are” or “we” means Asterias Biotherapeutics, Inc.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1.	Financial Statements

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,421,143	$3,075,593
Available-for-sale securities, at fair value	19,152,584	14,374,492
Grant receivable	-	117,902
Landlord receivable	277,206	377,981
Prepaid expenses and other current assets	510,171	438,263
Total current assets	27,361,104	18,384,231

NONCURRENT ASSETS
Intangible assets, net	22,830,664	23,502,185
Equipment and furniture, net	928,198	1,044,841
Construction in progress	606,641	405,730
Investment in affiliates	415,543	415,543
Other assets	360,983	360,983
TOTAL ASSETS	$52,503,133	$44,113,513

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to parent, BioTime, Inc.	$863,224	$614,977
Accounts payable	1,132,352	736,919
Accrued expenses and other current liabilities	589,934	431,503
Deferred grant income	1,474,300	-
Deferred tax liabilities, current portion	6,385,280	4,712,948
Total current liabilities	10,445,090	6,496,347

LONG-TERM LIABILITIES

Deferred tax liabilities, net of current portion and deferred tax assets	2,930,098	4,514,362
Deferred rent liability, net of current portion	34,967	93,763
Lease liability	560,970	377,981
TOTAL LIABILITIES	13,971,125	11,482,453

Commitments and contingencies (see Note 10)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000,000 shares; none issued and outstanding	-	-
Common Stock, authorized 75,000,000 Series A Common Stock, $0.0001 par value, and 75,000,000 Series B Common Stock, $0.0001 par value; 32,312,407 and 30,902,152 shares Series A Common Stock issued and outstanding at March 31, 2015 and December 31, 2014, respectively. No Series B Common Stock issued and outstanding at March 31, 2015 and December 31, 2014.	3,226	3,080
Additional paid-in capital	72,134,001	66,366,434
Accumulated other comprehensive gain (loss) on available-for-sale investments	2,603,097	(502,663)
Accumulated deficit	(36,208,316)	(33,235,791)
Total stockholders’ equity	38,532,008	32,631,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,503,133	$44,113,513

The accompanying notes are an integral part of these interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
REVENUE
Royalties from product sales	$101,747	$61,980
Grant income	677,313	-
Total revenues	779,060	61,980
Cost of sales	(50,874)	-
Total gross profit	728,186	61,980

EXPENSES
Research and development	(3,592,615)	(2,599,146)
General and administrative	(1,672,150)	(1,094,474)
Total operating expenses	(5,264,765)	(3,693,620)

Loss from operations	(4,536,579)	(3,631,640)

OTHER INCOME/(EXPENSE)
Interest expense, net	(19,835)	(4,099)
Other expense, net	(375)	(36)
Total other expenses, net	(20,210)	(4,135)

LOSS BEFORE DEFERRED INCOME TAX BENEFIT	(4,556,789)	(3,635,775)

Deferred income tax benefit	1,584,264	1,349,026

NET LOSS	$(2,972,525)	$(2,286,749)

Basic and diluted net loss per common share	$(0.09)	$(0.07)

Weighted average common shares outstanding used to compute net loss per common share, basic and diluted	31,669,957	30,498,819

The accompanying notes are an integral part of these interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

NET LOSS	$(2,972,525)	$(2,286,749)
Change in comprehensive income/(loss) from equity investments:
Unrealized gain/(loss) on available-for-sale securities, net of taxes	3,105,759	(2,762,293)
COMPREHENSIVE INCOME/(LOSS)	$133,234	$(5,049,042)

The accompanying notes are an integral part of these interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,972,525)	$(2,286,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132,417	130,579
Stock-based compensation	692,951	258,674
Amortization of intangible assets	671,521	725,425
Amortization of prepaid rent	21,146	21,146
Deferred income tax benefit	(1,584,264)	(1,349,026)
Changes in operating assets and liabilities:
Grant receivable	117,902	-
Prepaid expenses and other current assets	(93,054)	(70,691)
Accounts payable	354,188	(80,898)
Accrued expenses and other current liabilities	295,147	120,601
Deferred rent liability	(58,796)	-
Deferred grant income	1,474,300	-
Amount due to parent, BioTime, Inc.	248,248	1,082,055
Net cash used in operating activities	(700,819)	(1,448,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(15,775)	(96,458)
Payments on construction in progress	(296,382)	-
Payment of security deposits	-	(300,000)
Net cash used in investing activities	(312,157)	(396,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares and warrants	5,499,994	-
Fees paid on sale of common shares	(425,232)	-
Reimbursement from landlord on construction in progress (see Note 4)	283,764	-
Net cash provided by financing activities	5,358,526	-

Net increase/(decrease) in cash:	4,345,550	(1,845,342)
Cash and cash equivalents at beginning of period	3,075,593	2,171,113
Cash and cash equivalents at end of period	$7,421,143	$325,771

The accompanying notes are an integral part of these interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation and Liquidity

Asterias Biotherapeutics, Inc. (“Asterias”) was incorporated in Delaware on September 24, 2012. Asterias is a majority-owned and controlled subsidiary of BioTime, Inc. (“BioTime”).

Asterias’ primary focus is the emerging field of regenerative medicine. Asterias’ core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency. Asterias plans to develop a wide range of technologies that are based on “pluripotent” stem cells and that could be used to treat diseases or injuries in a variety of medical fields, with an initial focus on the therapeutic areas of neurology and oncology.

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the Securities and Exchange Commission (“SEC”). BioTime has consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through the ownership of Asterias common stock throughout the periods presented. BioTime owned 67.5% and 70.6% of the outstanding of Asterias common stock as a whole at March 31, 2015 and December 31, 2014, respectively.

BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of Asterias based on the amount of time that particular employees devote to Asterias affairs. Other expenses such as legal, accounting, travel, and entertainment expenses are allocated to Asterias to the extent that those expenses are incurred by or on behalf of Asterias. BioTime also allocates certain overhead expenses such as insurance, internet, and telephone expenses based on a percentage determined by Asterias management. These allocations are made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to Asterias operations or management. Management evaluates the appropriateness of the percentage allocations on a quarterly basis and believes that this basis for allocation is reasonable.

Liquidity – Since inception, Asterias has incurred losses and has funded its operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At March 31, 2015, Asterias had an accumulated deficit of $36,208,316, working capital of $16,916,014 and stockholders’ equity of $38,532,008. Asterias has evaluated its projected cash flows and believes that its cash and cash equivalents of $7,421,143 as of March 31, 2015 and financial support from BioTime as needed will be sufficient to fund its operations at least through 2015 (See Note 14). However, the Phase 1/2a clinical trial of AST-OPC1 being conducted by Asterias will be funded in part with funds from the $14,323,318 grant awarded in 2014 by the California Institute of Regenerative Medicine (“CIRM”) and not from cash on hand. If Asterias was to lose its grant funding it may be required to delay, postpone, or cancel its clinical trial or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain from another source of adequate financing that could be used for its clinical trial.

2. Summary of Significant Accounting Policies

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

Construction in progress – Construction in progress is stated at cost and is not depreciated until the underlying asset is placed into service (see Note 4).

Intangible assets – Intangible assets with finite useful lives are amortized over their estimated useful lives, and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment. Acquired in-process research and development intangible assets are accounted depending on whether they were acquired as part of an acquisition of a business, or as assets that do not constitute a business. When acquired in conjunction with the acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as part of the acquisition of assets from Geron Corporation), in accordance with the accounting rules in ASC 805-50, such intangible assets related to in process research and development (IPR&D) are expensed upon acquisition.

Impairment of long-lived assets – Asterias’ long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, Asterias will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment will be recognized and measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Warrants to purchase common stock – Asterias generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by Asterias as of March 31, 2015 and December 31, 2014 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that Asterias may need to settle the warrants in cash.

Accounting for BioTime common shares – The Company accounts for the BioTime common shares it holds as available-for-sale equity securities in accordance with ASC 320-10-25, Investments-Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for future working capital purposes, as necessary. These shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses in changes to the fair value of these shares are excluded from the statements of operations and reported in equity as part of other comprehensive income or loss until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital consistent with, and pursuant to, ASC 805-50, transactions between entities under common control.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as research and development expenses when incurred.

Reclassification– Certain prior year amounts in the statement of cash flows have been reclassified to conform to the current year presentation.

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible asset, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Asterias expenses research and development costs as such costs are incurred.

General and administrative – General and administrative expenses consist principally of compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; and allocated overhead.

Income taxes – For the period October 1, 2013 through December 31, 2013 and future years, Asterias will file its own U.S. federal tax return. For California purposes their activity will continue to be included in BioTime’s California combined tax return. Asterias accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, Asterias is subject to income tax examinations by major taxing authorities for all years since inception. Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2015 and December 31, 2014.

A deferred income tax benefit of approximately $1,584,000 was recorded for the three months ended March 31, 2015, of which approximately $1,432,000 was related to federal and $152,000 was related to state taxes. A deferred income tax benefit of approximately $1,349,000 was recorded for the three months ended March 31, 2014, of which approximately $1,151,000 was related to federal and $198,000 was related to state taxes. As disclosed in Note 3, Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property. It is more likely than not that the deferred tax assets are fully realizable since these income tax benefits are expected to be available to offset such deferred tax liabilities.

In June 2014, Asterias sold 5,000,000 BioTime common shares which resulted in a taxable gain of approximately $10.3 million and an income tax liability of approximately $3.6 million. Asterias received the BioTime common shares from BioTime as part of the consideration under the Asset Contribution Agreement, a tax-free transaction. See Note 3. This liability, however, is expected to be fully offset by available net operating losses, resulting in no cash income taxes due from that sale. As of December 2014, Asterias recorded a $4.7 million deferred tax liability for the temporary taxable difference in the basis of the investment still held by Asterias in BioTime stock. Both transactions were treated as a deemed distribution by Asterias and recorded against equity.

Stock-based compensation – Asterias adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. Consistent with those guidelines, Asterias utilizes the Black-Scholes Merton option pricing model. Asterias' determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by Asterias' stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Asterias' expected stock price volatility over the term of the awards; actual and projected employee stock option exercise experience; the expected term of options granted, derived from using the simplified method under SEC Staff Accounting Bulletin No. 107; and a risk-free rate based on the U.S. Treasury rates in effect during the corresponding period of grant.

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

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period until they mature or are required to be settled, except for the investment in BioTime common shares, which are carried at fair value based on Level 1 inputs, and BioTime Warrants and related obligation to distribute the BioTime Warrants, which were carried at fair value based on Level 2 inputs.

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

The computations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,972,525)	$(2,286,749)
Weighted average common shares of common stock – basic and diluted	31,669,957	30,498,819
Net loss per share – basic and diluted	$(0.09)	$(0.07)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Stock options under Equity Incentive Plan	4,225,000	3,140,000
Warrants	8,500,000	3,500,000

Effect of recently issued and recently adopted accounting pronouncements – There are no recently issued accounting standards which are not yet effective which Asterias believes would materially impact the financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities” (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the concept of a development stage entity (DSE) from U.S. GAAP and the current incremental reporting requirements for a DSE, including inception-to-date information, will no longer apply. The standard also clarifies that the disclosures in Topic 275, Risks and Uncertainties, apply to entities for which planned principal operations have not yet commenced. ASU 2014-10 is effective for annual periods beginning after December 15, 2014, and interim periods therein. Asterias adopted ASU 2014-10 beginning on January 1, 2015.

3. Asset Contribution Agreement with BioTime and Geron Corporation

On January 4, 2013, Asterias entered into an Asset Contribution Agreement with BioTime and Geron Corporation (“Geron”) pursuant to which BioTime and Geron agreed to concurrently contribute certain assets to Asterias in exchange for shares of Asterias common stock and warrants to purchase common stock. The transaction closed on October 1, 2013.

Transfer of BioTime Assets

Under the Asset Contribution Agreement, BioTime contributed to Asterias 8,902,077 BioTime common shares registered for re-sale with the SEC; warrants to subscribe for and purchase 8,000,000 additional BioTime common shares (the “BioTime Warrants”) exercisable for a period of five years at a price of $5.00 per share, subject to pro rata adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions; a 10% common stock interest in BioTime’s subsidiary OrthoCyte Corporation (“OrthoCyte”); a 6% ordinary stock interest in BioTime’s subsidiary Cell Cure Neurosciences, Ltd. (“Cell Cure Neurosciences”); and a quantity of certain human embryonic stem (“hES”) cell lines produced under “good manufacturing practices” sufficient to generate master cell banks, and non-exclusive, world-wide, royalty-free licenses to use those cell lines and certain patents pertaining to stem cell differentiation technology for any and all purposes.

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

The fair value of the Asterias Series B shares issued was estimated at $2.40 based on the Asterias enterprise value as determined on January 4, 2013, at the time the Asset Contribution Agreement was negotiated and executed by its parties, and as adjusted for subsequent changes in fair values of assets the parties agreed to contribute. The fair value of the warrants to purchase Asterias Series B shares was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term of three years, which is equal to the contractual life of the warrants; risk-free interest rate of 0.63%; 0% expected dividend yield; 69.62% expected volatility based on the average historical common stock volatility of BioTime and Geron, which were used because Asterias’ common stock did not have a trading history; a stock price of $2.40; and an exercise price of $5.00 per share.

BioTime common shares were valued using $3.93, the closing price per BioTime common shares on the NYSE MKT on October 1, 2013. The fair value of the BioTime Warrants was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term five years, which is equal to the contractual life of the warrants; risk-free interest rate of 1.42%; 0% expected dividend yield; 77.6% expected volatility based on historical common stock volatility of BioTime; a stock price of $3.93; and an exercise price of $5.00 per share.

The investment in affiliates represents a non-monetary asset and was recorded at BioTime’s historical cost because BioTime is a common parent to Asterias and those affiliates.

Geron Assets Acquisition

Under the Asset Contribution Agreement, Geron contributed to Asterias certain patents, patent applications, trade secrets, know-how and other intellectual property rights with respect to the technology of Geron directly related to the research, development and commercialization of certain products and know-how related to hES cells; certain biological materials, reagents, laboratory equipment; as well as clinical trial documentation, files and data, primarily related to GRN-OPC1 clinical trials for spinal cord injury and GRN-VAC1 clinical trials for acute myelogenous leukemia. Asterias assumed all obligations related to such assets that would be attributable to periods, events or circumstances after the Asset Contribution Agreement closing date, including those related certain patent interference proceedings that have since been settled.

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

In addition, Asterias agreed to bear certain transaction costs in connection with the Asset Contribution Agreement. Such transaction costs were allocated to acquisition of assets in the amount of $1,519,904 and issuance of equity in the amount of $541,800.

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

A portion of the assets acquired from Geron, consisting primarily of biological materials, reagents, clinical trial documentation, files and data related primarily to certain clinical trials previously conducted by Geron, have been treated as in-process research and development (“IPR&D”). Intangible assets related to IPR&D represent the value of incomplete research and development projects which the company intends to continue. In accordance with the accounting rules in ASC 805, such assets, when acquired in conjunction with acquisition of a business, are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as the acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to IPR&D are expensed upon acquisition.

The values of the acquired assets were estimated as of October 1, 2013 based upon a preliminary review of those assets which took into account factors such as the condition of the cells, cell lines and other biological materials being contributed, the stage of development of particular technology and product candidates related to patents, patent applications, and know-how, the intended use of the assets and the priority assigned to the development of product candidates to which those assets relate, and the assessment of the estimated useful lives of patents. The amounts allocated to patents and other intellectual property rights that Asterias intends to license, in-process research and development with alternative future uses, and equipment were capitalized as intangible assets and are being amortized over an estimated useful life period of 10 years. The amounts allocated to IPR&D that management determined to have no alternative uses were expensed at the time of acquisition of the related assets in accordance with the requirements of ASC 805-50. The allocation was based on the relative fair value of assets eligible for capitalization and the fair value of assets representing IPR&D before assessing the deferred tax liability arising from the difference in book versus tax basis on Geron intangible assets acquired, which management estimated to be approximately equal. Accordingly, $17,458,766 was capitalized as of December 31, 2013, and $17,458,766 was expensed during the year ended December 31, 2013. The amounts recorded were preliminary as management had not yet completed a detailed assessment and valuation of the acquired assets at the time. During the year ended December 31, 2014, Asterias finalized its assessment of values pertaining to these Geron capitalized intangible assets and recorded an adjustment to reduce the gross intangible cost by $2,157,369 with a corresponding reduction to the accumulated amortization balance of $269,671, resulting in an additional amortization expense of $1,887,698 included in the statements of operations for the year ended December 31, 2014. This adjustment was wholly attributable to finalizing the California income tax rate previously used to compute both the intangible asset and the corresponding deferred income tax liability, recorded at the acquisition date. Accordingly, Asterias simultaneously recorded an adjustment to reduce the related deferred tax liability resulting in the same net amount of $1,887,698 being included in the deferred income tax benefits of $7,375,611 included in the statements of operations for the year ended December 31, 2014. See also Note 7.

Asterias is also obligated to pay Geron royalties on the sale of products, if any, that are commercialized in reliance upon patents acquired from Geron, at the rate of 4% of net sales.

4. Balance Sheet Components

Equipment and Furniture, Net

At March 31, 2015 and December 31, 2014, equipment and furniture were comprised of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Equipment and furniture	$1,811,601	$1,795,827
Accumulated depreciation	(883,403)	(750,986)
Equipment and furniture, net	$928,198	$1,044,841

Depreciation expense amounted to $132,417 and $130,579 for the three months ended March 31, 2015 and 2014, respectively.

Construction in progress

Construction in progress of $606,641 and $405,730 as of March 31, 2015 and December 31, 2014, respectively, entirely relate to the improvements for Asterias’ Fremont, California facility. Under the terms of the lease agreement, the landlord will provide Asterias with a tenant improvement allowance of $4,400,000, which Asterias is using to construct a laboratory and production facility that can be used to produce human embryonic stem cell and related products under current good manufacturing procedures (cGMP). Of the $606,641, $560,970 qualifies for reimbursement under the tenant improvement allowance. As of March 31, 2015, we received $283,764 from the landlord. Reimbursable amounts earned by Asterias but not yet paid by the landlord as of period end are recorded by Asterias as a landlord receivable with a corresponding increase to lease liability since Asterias has contractually earned the right to that cash. The facility is expected to be substantially completed and placed into service in the third quarter of 2015. See also Note 10.

5. Investment in BioTime and in BioTime Subsidiaries

Investment in BioTime

At March 31, 2015, Asterias held 3,852,880 of the 8,902,077 BioTime common shares that Asterias received under the Asset Contribution Agreement, and which are included at fair value in current assets in its balance sheet as the shares are available for use and could be sold at fair value for liquidity purposes at any time. The investment is classified as “available for sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital. See Note 2, "Accounting for BioTime common shares."

Asterias reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, and the length of time and extent to which the fair value has been less than its cost basis. Based on consideration of these factors, as of March 31, 2015 and December 31, 2014, no other-than-temporary impairment was recognized.

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

Both the BioTime Warrants and the corresponding obligation to distribute them were measured at fair value at each relevant balance sheet date by applying a Black Scholes Merton option-pricing model using assumptions deemed appropriate as of the applicable date. Because the fair value of the BioTime Warrants was expected to always be equal to the fair value of the obligation to distribute those warrants at any date on which those values are determined, remeasurement of those values did not result in a charge or credit on the statement of operations and comprehensive loss.

7. Intangible assets

As of March 31, 2015 and December 31, 2014, Asterias had capitalized intangible assets acquired from Geron, primarily related to patents and other intellectual property rights related to hES cells. These assets are being amortized over the estimated economic lives of the patents on a straight-line basis, which approximates the pattern of consumption over their estimated useful lives. Asterias is currently estimating a useful life of 10 years.

Intangible assets net of accumulated amortization at March 31, 2015 and December 31, 2014 are shown in the following table:

	March 31, 2015 (Unaudited)	December 31, 2014
Intangible assets	$26,859,640	$26,859,640
Accumulated amortization	(4,028,976)	(3,357,455)
Intangible assets, net	$22,830,664	$23,502,185

Asterias amortizes its intangible assets over an estimated period of 10 years on a straight line basis. Asterias recognized $671,521 and $ 725,425 in amortization expense of intangible assets during the three months ended March 31, 2015 and 2014, respectively. As further discussed in Note 3, as of December 31, 2014, Asterias recorded an adjustment to reduce the cost of the intangible asset by $2,157,369 with a corresponding reduction to the accumulated amortization balance of $269,671, resulting in an additional amortization expense of $1,887,698 included in the statements of operations for the year ended December 31, 2014.

Amortization of intangible assets for periods subsequent to March 31, 2015 is as follows:

Year	Amortization Expense
2015	$2,014,473
2016	2,685,964
2017	2,685,964
2018	2,685,964
2019	2,685,964
Thereafter	10,072,335
Total	$22,830,664

8. Common Stock and Warrants

At March 31, 2015, Asterias had outstanding 32,312,407 Series A Shares and no Series B Shares. All outstanding Series B Shares were converted into Series A Shares on October 3, 2014.

Common Stock Issuance

During the three months ended March 31, 2015, Asterias raised approximately $5.5 million in aggregate gross proceeds from the sale of 1,410,255 shares of common stock at a price of $3.90 per share through an underwritten public offering and a private placement. Broadwood Partners, L.P., British & American Investment Trust PLC and Pedro Lichtinger purchased an aggregate of 1,025,640 of the shares. Broadwood Partners, L.P. is BioTime’s largest shareholder and one of its directors, Neal C. Bradsher, is President, and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President, of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P. Pedro Lichtinger is Asterias’ President and Chief Executive Officer and a member of its Board of Directors. British & American Investment Trust PLC is an affiliate of a stockholder of Asterias and BioTime.

Warrants

Asterias has issued warrants to purchase its common shares. Activity related to warrants through March 31, 2015 is presented in the table below:

	Number of Warrants	Per share exercise price	Weighted Average Exercise Price
Outstanding, January 1, 2014	3,500,000	$5.00	$5.00
Issued in June 2014	5,000,000	2.34	2.34
Outstanding, March 31, 2015	8,500,000	$2.34-5.00	$3.44

The warrants to purchase 3,500,000 Asterias Series A Shares will expire on September 30, 2016 and the warrants to purchase 5,000,000 Asterias Series A Shares will expire on June 15, 2015. Asterias will receive $29,200,000 if all of the warrants are exercised.

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

Options Granted and Restricted Stock Units Issued

As of March 31, 2015, Asterias had granted to certain officers, employees, and directors, options to purchase a total of 4,225,000 shares of common stock, 200,000 shares of restricted common stock, and 193,733 restricted stock units at a weighted average exercise price of $2.83 per share.

A summary of Asterias' stock option activity and related information follows:

	Options and Restricted Stock and Units Available for Grant	Number of Options and Restricted Stock and Units Outstanding	Weighted Average Exercise Price
January 1, 2015	1,150,001	3,346,666	$2.42
Increase to pool(1)	3,500,000	-	-
Options granted	(1,080,000)	1,080,000	3.90
Restricted stock units issued	(193,733)	193,733	3.90
Options forfeited	1,666	(1,666)	2.34
March 31, 2015	3,377,934	4,618,733	$2.68

(1)	The 3,500,000 share increase to the Equity Incentive Plan is subject to subsequent approval by the Asterias shareholders.

Stock-Based Compensation Expense

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2015 and 2014 were $2.57 and $1.26 per share respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	March 31, (Unaudited)
	2015	2014
Expected life (in years)	5.85	4.18
Risk-free interest rates	1.64%	1.06%
Volatility	78.55%	70.03%
Dividend yield	0%	0%

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

Total proceeds if all options granted and outstanding as of March 31, 2015 were exercised would be $11,828,750.

Employee stock-based compensation expense is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Operating expenses include stock-based compensation expense as follows:

	Three Months Ended March 31, (Unaudited)
	2015	2014
Research and development	$288,546	$115,140
General and administrative	404,405	143,534
Total stock-based compensation expense	$692,951	$258,674

At March 31, 2015 Asterias had $5,615,657 of total unrecognized compensation expense, net of estimated forfeitures, related to the Plan that will be recognized over a weighted-average period of approximately 2.98 years.

10. Commitments and Contingencies

At March 31, 2015 Asterias had commitments consisting of an operating lab equipment lease, a sublease of its current office and research facility, a lease of its satellite office in New York, and a lease for its future office and research facility in Fremont, California.

Asterias subleases from BioTime an office and research facility located in Menlo Park, California. The lease is for a term of three years commencing January 7, 2013. Base rent is $31,786 per month, plus real estate taxes and certain costs of maintaining the leased premises.

On December 30, 2013, Asterias entered into a lease for an office and research facility located in Fremont, California, consisting of an existing building with approximately 44,000 square feet of space. The building will be used by Asterias primarily as a laboratory and production facility that can be used to produce human embryonic stem cells and related products under current good manufacturing procedures. Asterias plans to construct certain tenant improvements for its use, which it expects will cost approximately $5.5 million, of which a maximum $4.4 million will be paid by the landlord. The landlord’s obligation to fund the tenant improvements expires on June 30, 2015, 18 months from the date of the lease, with respect to any portion of the allowance not expended by then. Asterias expects to substantially complete construction of the built-to-suit facility during the third quarter of 2015.

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

Asterias is considered the owner of the asset under construction under ASC 840-40-55 as Asterias, among other things, has the primary obligation to pay for construction costs and Asterias will retain exclusive use of the building for its office and research facility requirements after construction is completed. In addition, the lease does not qualify for sale-leaseback accounting under ASC 840-40-25, Accounting for Leases, Sale-Leaseback Transactions, due to Asterias' significant continuing involvement with the facility that Asterias considers to be other than a normal leaseback as defined by ASC 840-40-25. In accordance with this guidance, amounts previously expended by Asterias for construction would continue to be reported as construction in progress in Asterias’ financial statements, and the landlord reimbursement proceeds received, including amounts earned by Asterias but not yet paid by the landlord at period end, are reported as a lease liability. Once the property is placed in service, Asterias will depreciate the property and the lease payments allocated to the landlord liability will be accounted for as debt service payments on that liability using the finance method of accounting per ASC 840-40-55. As of March 31, 2015 and December 31, 2014, Asterias had incurred $606,641 and $405,730, respectively, of construction costs included in construction in progress, of which $560,970 and $377,981 is the lease liability included in long term liabilities at March 31, 2015 and December 31, 2014, respectively.

Asterias was provided access and rights to use the property beginning in March 2014 with “free-rent” until the lease payments commenced on October 1, 2014, as described above. Asterias commenced expensing rent beginning in March 2014 in accordance with ASC 840-20-25-10 and 11, Rent Expense During Construction. Accordingly, during the three months ended March 31, 2015, Asterias has deferred rent credit of approximately $79,000 included in the statements of operations and a deferred rent balance of approximately $35,000 as of March 31, 2015, included in long-term liabilities.

Asterias also currently pays $3,512 per month for the use of approximately 120 square feet of the office space in New York City that is used to conduct meetings and other business affairs. The lease is for a term of one year commencing July 1, 2014.

Remaining minimum annual lease payments under the various operating leases for the years ending after March 31, 2015 are as follows:

Year Ended December 31,	Minimum Lease Payments
2015	$775,774
2016	1,291,785
2017	1,309,295
2018	1,347,364
2019	1,386,792
Thereafter	4,033,933
Total	$10,144,943

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

BioTime allocated $50,251 and $39,720 of general overhead expenses to Asterias during the three months ended March 31, 2015 and 2014, respectively.

12. Segment Information

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

13. Clinical Trial and Option Agreement and CIRM Grant Award

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

On October 16, 2014 Asterias signed a Notice of Grant Award (“NGA”) with the California Institute for Regenerative Medicine (“CIRM”), effective October 1, 2014, with respect to a $14.3 million grant award for clinical development of Asterias' product, AST-OPC1. The NGA includes the terms under which CIRM will release grant funds to Asterias. CIRM will disburse the grant funds to Asterias through July 1, 2018 in accordance with a quarterly disbursement schedule, subject to Asterias' attainment of certain progress and safety milestones. Asterias received the first payment from CIRM in the amount of $916,554 in October 2014, and the second payment in the amount of $2,269,515 in January 2015.

14. Subsequent Events

On April 10, 2015, Asterias entered into an at-the-market issuance sales agreement (the “Sales Agreement”), with MLV & Co. LLC (“MLV”) pursuant to which Asterias may issue and sell shares of its Series A Common Stock (the "Series A Shares") from time to time through MLV as its sales agent, subject to certain limitations, including the number of shares registered and available under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-200745) (the “Registration Statement”).

Any sales of shares of the Company’s Series A Shares pursuant to the Sales Agreement will be made under Asterias’ S-3 Registration Statement filed on December 4, 2014 and the related prospectus supplement filed on April 10, 2015. MLV may sell the Series A Shares by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV may also sell the Series A Shares in negotiated transactions, subject to Asterias’ prior approval. Subject to the terms and conditions of the Sales Agreement, MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable laws, rules and regulations to sell the shares of the Series A Shares from time to time, based upon Asterias’ instructions (including any price, time or size limits or other parameters or conditions Asterias may impose). Asterias will pay MLV a commission of up to 3.0% of the gross proceeds of the sale of any Series A Shares sold through MLV as agent under the Sales Agreement. Asterias has also provided MLV with customary indemnification rights.

In April 2015, Asterias received $1,062,023 from the California Institute for Regenerative Medicine as quarterly installment payment of a $14.3 million research grant awarded during 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our unaudited interim Condensed Financial Statements for the three months ended March 31, 2015 and 2014 and for the period from September 24, 2012 (our date of inception) to March 31, 2015, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and 2014 and related notes included elsewhere in this Quarterly Report on Form 10-Q. These historical financial statements may not be indicative of our future performance. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Risk Factors" in this Report and in our Annual Report on Form 10-K.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities, such as our common stock, pursuant to an effective registration statement under the Securities Act of 1933, as amended; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (the “SEC”). We refer to the Jumpstart Our Business Startups Act of 2012 herein as the "JOBS Act," and references herein to "emerging growth company" shall have the meaning associated with it in the JOBS Act.

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

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as research and development expenses when incurred.

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

Construction in progress – Construction in progress is stated at cost and is not depreciated until the underlying asset is placed into service.

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

Impairment of long-lived assets – Our long-lived assets, including tangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment will be recognized and measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Warrants to purchase common stock – We generally account for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by us as of March 31, 2015 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that we may need to settle the warrants in cash. If we were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, we would record the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other income and expense in our statements of operations.

Accounting for BioTime common shares – The Company accounts for the BioTime common shares it holds as available-for-sale equity securities in accordance with ASC 320-10-25, Investments-Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for future working capital purposes, as necessary. These shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses in changes to the fair value of these shares are excluded from the statements of operations and reported in equity as part of other comprehensive income or loss until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital consistent with, and pursuant to, ASC 805-50, transactions between entities under common control.

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible asset, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Asterias expenses research and development costs as such costs are incurred.

General and administrative – General and administrative expenses consist principally of compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; and allocated overhead.

Income taxes – Asterias will file its own U.S. federal tax return for the 2015 calendar year. For California purposes Asterias’ activity will continue to be included in BioTime’s California combined tax return. Asterias’ operations through September 30, 2013 were included in BioTime’s consolidated U.S. federal income tax return. For California, Asterias’ activity since inception has been included in BioTime’s combined tax return. The provision for income taxes was previously determined as if Asterias had filed separate tax returns for the periods presented. Accordingly, the effective tax rate of Asterias in periods subsequent to December 31, 2013 could vary from its historical effective tax rates depending on the future legal structure of Asterias and related tax elections. Asterias accounts for income taxes in accordance with the accounting principles generally accepted in the United States, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, Asterias is subject to income tax examinations by major taxing authorities for all years since inception. Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2015 and December 31, 2014.

Stock-based compensation – Asterias adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. Consistent with those guidelines, Asterias utilizes the Black-Scholes-Merton option pricing model. Asterias' determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by Asterias' stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Asterias' expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise experience. The expected term of options granted is derived from using the simplified method under SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant.

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

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three tier value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active market.

•	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period until they mature or are required to be settled, except for the investment in BioTime common shares, which are carried at fair value based on Level 1 inputs, and BioTime Warrants and related obligation to distribute the BioTime Warrants, which are carried at fair value based on Level 2 inputs.

Results of Operations

Comparison of three months ended March 31, 2015 and 2014

For the three months ended March 31, 2015 and 2014 we recorded net losses of $2,972,525 and $2,286,749, respectively.

Revenues

The following table shows certain information about our revenues for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,(Unaudited)		$ Increase/		% Increase/
	2015	2014	Decrease		Decrease
License and royalties from product sales	$101,747	$61,980	$	+39,767	+ 64%
Grant income	677,313	-		+677,313	+ 100%
Total revenues	779,060	61,980		+717,080	+ 1,157%
Cost of sales	(50,874)	-		+50,874	+ 100%
Total gross profit	$728,186	$61,980	$	+666,206	+ 1,075%

Grant revenue in 2014 is entirely from CIRM which has awarded us a $14.3 million grant for clinical development of AST-OPC1. CIRM will disburse the grant funds to us through July 1, 2018 in accordance with a quarterly disbursement schedule, subject to our attainment of certain progress and safety milestones. We received the first payment from CIRM in the amount of $916,554 during October 2014, the second payment in the amount of $2,269,515 in January 2015, and the third payment in the amount of $1,062,023 in April 2015.

Expenses

The following table shows our operating expenses for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,(Unaudited)			$ Increase/	% Increase/
	2015	2014		Decrease	Decrease
Research and development expenses	$3,592,615	$2,599,146	$	+993,469	+38%
General and administrative expenses	1,672,150	1,094,474		+577,676	+53%

Research and development expenses – Research and development expenses increased by approximately $993,469 to $3,592,615 for the three months ended March 31, 2015 compared to $2,599,146 for the three months ended March 31, 2014. The overall increase is primarily due to the continued ramp-up of expenses related to the AST-OPC1 CIRM trials. Employee compensation, including stock-based compensation and related costs allocated to research and development expenses increased by $591,125, clinical trial related fees increased by $269,651, contract manufacturing related expenses increased by $64,697, laboratory and supplies expenses increased by $74,930, rent and facilities maintenance related expenses allocated to research and development increased primarily due to the Fremont lease which commenced on October 1, 2014 increased by $180,646. These increases are offset in part by a decrease in amortization of deferred rent expense by $78,594, patent and license fees and related legal fees by $44,494, scientific consulting related expenses by $59,268 due to hiring additional scientists and lab staff, and $53,904 decrease in amortization of intangible assets due to an adjustment to the amortized expense at the end of 2014.

General and administrative expenses – General and administrative expenses increased by approximately $577,676 to $1,672,150 for the three months ended March 31, 2015 compared to $1,094,474 for the three months ended March 31, 2014. The increase in general and administrative expenses is primarily comprised of the following expenses incurred: increase in legal expenses by $194,216, increase in general consulting expenses by $96,643, increase in outside directors compensation expenses by $93,815, increase in investor and public relations related expenses and securities listing fees by $82,472, accounting, audit, and tax related fees by $77,518 and employee compensation, including stock-based compensation and related costs allocated to general and administrative expenses by $66,355. The increases are offset by a decrease in state corporation and franchise taxes by $62,804.

Liquidity and Capital Resources

At March 31, 2015, we had $7,421,143 of cash and cash equivalents on hand and we held 3,852,880 BioTime common shares, with a market value of approximately $19,152,584 on that date. We may raise capital from time to time through the sale of our Series A Shares or other securities, and our BioTime common shares. We may sell our Series A Shares or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We expect to sell the BioTime common shares through Cantor Fitzgerald & Co. or such other broker-dealer as BioTime may designate. We may also sell BioTime common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of our Series A Shares or other securities and our BioTime common shares. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell our Series A Shares or other securities and our BioTime common shares in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

On April 10, 2015, we entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC ("MLV"), under which MLV, as our sales agent, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $20 million of our Series A Shares, subject to certain limitations, including the number of shares registered and available under our previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-200745). We are not required to sell any shares at any time during the term of the Sales Agreement. We have agreed to pay MLV a commission of up to 3% of the gross proceeds of the sale of any Series A Shares sold through MLV as agent under the Sales Agreement. As of May 8, 2015, $20 million of Series A Shares remained available under the Sales Agreement.

If we issue a sale notice to MLV, we may designate the minimum price per share at which shares may be sold and the maximum number of shares that MLV is directed to sell during any selling period. As a result, prices are expected to vary as between purchasers and during the term of the offering. MLV may sell the shares by any method deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, which may include ordinary brokers’ transactions on the NYSE MKT, or otherwise at market prices prevailing at the time of sale or prices related to such prevailing market prices, or as otherwise agreed by MLV and us. Either party may suspend the offering under the Sales Agreement by advance notice to the other party.

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

We plan to use the cash we have available to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses. We may also use available funds for any clinical trials of products that we may conduct. We expect to continue to incur operating losses and negative cash flows. BioTime contributed to the funding of our business activities from inception through March 31, 2015 but there can be no assurance they will continue to do so in the future.

We have been awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund our clinical development of AST-OPC1. The grant will provide funding for us to reinitiate clinical development of AST-OPC1 in subjects with spinal cord injury, to expand clinical testing of escalating doses in the target population intended for future pivotal trials, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. CIRM will disburse the grant funds to us through July 1, 2018 in accordance with a quarterly disbursement schedule, subject to our attainment of certain progress and safety milestones. We received the first payment from CIRM in the amount of $916,554 during October 2014, the second payment in the amount of $2,269,515 in January 2015, and the third payment of $1,062,023 in April 2015. As the distributions of the CIRM grant are subject to meeting certain progress and go/no-go milestones, there can be no assurance that we will receive the entire amount granted.

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

On April 21, 2015 Asterias announced that the abstract describing long-term follow-up of patients with acute myelogenous leukemia (AML) from the Phase 2 clinical trial of AST-VAC1 was selected for an oral presentation at the 2015 American Society of Clinical Oncology (ASCO) Annual Meeting.  The data will be presented by H. Jean Khoury, MD, FACP, professor of hematology and medical oncology at Emory University School of Medicine during the session titled “Leukemia, Myelodysplasia, and Transplantation” and is scheduled for Saturday, May 30, 2015 from 3:09pm to 3:19pm Central time.

Since inception, Asterias has incurred net losses and has funded its operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At March 31, 2015, we had an accumulated deficit of $36,208,316, working capital of $16,916,014 and stockholders’ equity of $38,532,008. Asterias has evaluated its projected cash flows and believes that its cash and cash equivalents of $7,421,143 as of March 31, 2015 will be sufficient to fund its operations at least through 2015. However, clinical trials being conducted by us will be funded in part with funds from the grant awarded in 2014 by CIRM and not from cash on hand. If we were to lose our grant funding or if BioTime does not provide funding for our operations we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail our operations unless we are able to obtain from another source of adequate financing that could be used for our clinical trials.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our current shareholders.

Cash Flows

Cash provided used in operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations. During the three months ended March 31, 2015 our total research and development expenditures were $3,592,615 and our general and administrative expenditures were $1,672,150. Net loss for the period ended March 31, 2015 amounted to $2,972,525. Our sources of cash during 2015 primarily consisted of $101,747 from royalty revenues on product sales by licensees and research grant payments of $2,269,515 from CIRM. As of March 31, 2015 and December 31, 2014, we had a working capital surplus of $16,916,014 and $11,887,884, respectively, and an accumulated deficit of $36,208,316 and $33,235,791, respectively, based on our operating losses and the expensed IPR&D.

Net cash used in operating activities during the three months ended March 31, 2015 amounted to $700,819. The difference between the net loss and net cash used in operating activities during the three months ended March 31, 2015 was primarily attributable to deferred grant income of $1,474,300, stock-based compensation expense of $692,951, amortization of intangible assets of $671,521, accounts payable of $354,188, accrued expenses and other current liabilities of $295,147, in part by amount due to BioTime of $248,248, depreciation expense of $132,417, and grant receivable of $117,902.  The overall difference was offset deferred income tax benefit of $1,584,264, prepaid expenses and other current assets of $93,054, and deferred rent liability of $58,796.

Investing and financing activities

During the three months ended March 31, 2015, we used $15,775 in cash to purchase equipment and furniture and $296,382 in construction in progress for our Fremont facility. During the three months ended March 31, 2015, we raised approximately $5.5 million in aggregate gross proceeds from the sale of 1,410,255 shares of our common stock at a price of $3.90 per share through an underwritten public offering and a private placement. Broadwood Partners, L.P., British & American Investment Trust PLC and Pedro Lichtinger purchased an aggregate of 1,025,640 of the shares. Broadwood Partners, L.P. is BioTime’s largest shareholder and one of its directors, Neal C. Bradsher, is President, and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President, of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P. Pedro Lichtinger is Asterias’ President and Chief Executive Officer and a member of its Board of Directors. British & American Investment Trust PLC is an affiliate of a stockholder of Asterias and BioTime.  The gross proceeds were offset by financing costs of $425,232.

Asterias also received $283,764 from the landlord on reimbursable construction in progress. See Note 4 to condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2015, and as of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

We have a history of operating losses and negative cash flows

Since our inception in September 2012, we have incurred operating losses and negative cash flow, and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the three months ended March 31, 2015, fiscal year ended December 31, 2014, and the period from September 2012 (inception) to March 31, 2015, were $2,972,525, $10,097,154, and $36,208,316, respectively, and we had an accumulated deficit of $36,208,316 and $33,235,791 as of March 31, 2015 and December 31, 2014, respectively. BioTime previously funded our formation and operating costs but we do not expect BioTime to continue to do so in the future. We have limited cash resources and will depend upon future equity financings, research grants, financings through collaborations with third parties, and sales of BioTime common shares that we as a source of funding for our operations. There is no assurance that we will be able to obtain the financing we need from any of those sources, or that any such financing that may become available will be on terms that are favorable to us and our shareholders.

Future sales and issuances of our Series A Shares or rights to purchase our Series A Shares, including pursuant to our Sales Program, stock incentive plans and upon the exercise of outstanding securities exercisable for Series A Shares, could result in substantial additional dilution of our stockholders, cause our stock price to fall and adversely affect our ability to raise capital.

We will require additional capital to continue to execute our business plan and advance our research and development efforts. To the extent that we raise additional capital through the issuance of additional equity securities and through the exercise of outstanding warrants, our stockholders may experience substantial dilution. We may sell Series A Shares in one or more transactions at prices that may be at a discount to the then-current market value of our Series A Shares and on such other terms and conditions as we may determine from time to time. Any such transaction could result in substantial dilution of our existing stockholders. If we sell shares of our Series A Shares in more than one transaction, stockholders who purchase our Series A Shares may be materially diluted by subsequent sales. Such sales could also cause a drop in the market price of the Series A Shares. The issuance of shares of our Series A Shares in connection with a public financing, under the ATM Program, in connection with our compensation programs, and upon exercise of outstanding warrants will have a dilutive impact on our other stockholders and the issuance, or even potential issuance, of such shares could have a negative effect on the market price of our Series A Shares.

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

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

4.1	Specimen of Series A Common Stock Certificate (3)

4.2	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of BioTime, Inc. (4)

4.3	Form of Warrant (Included in Exhibit 4.2) (4)

4.4	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of Romulus Films Ltd. (4)

4.5	Form of Warrant (Included in Exhibit 4.4) (4)

10.1	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films Ltd. (2)

10.2	Sublease dated April 1, 2013 between BioTime, Inc. and BioTime Acquisition Corporation (2)

10.3	Shared Facilities and Services Agreement, dated April 1, 2013, between Asterias Biotherapeutics, Inc. and BioTime, Inc. (2)

10.4	Promissory Note, dated April 1, 2013, payable to BioTime, Inc. (2)

10.5	2013 Equity Incentive Plan (5)

10.6	Form of Employee Incentive Stock Option Agreement (6)

10.7	Form of Non-employee Director Stock Option Agreement (6)

10.8	Employment Agreement, dated as June 24, 2013, between Thomas Okarma and Asterias Biotherapeutics, Inc. (6)

10.9	Employment Agreement, dated as of June 24, 2013, between Katharine Spink and Asterias Biotherapeutics, Inc. (6)

10.10	Employment Agreement, dated as of June 24, 2013, between Jane Lebkowski and Asterias Biotherapeutics, Inc. (6)

10.11	Royalty Agreement, dated October 1, 2013 between Asterias Biotherapeutics, Inc. and Geron Corporation (7)

10.12	Exclusive Sublicense Agreement between Geron Corporation and Asterias Biotherapeutics, Inc. (7)

10.13	Sublicense Agreement between BioTime, Inc. and Asterias Biotherapeutics, Inc. (7)

10.14	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation (7)

10.15
Non-exclusive License Agreement, dated October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (7)

10.16	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc. (8)

10.17	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (9)

10.18	Form of Warrant (included in Exhibit 10.18) (9)

10.19	Employment Agreement, dated as of June 9, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.20	Stock Purchase Agreement, dated as of June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.21	Registration Rights Agreement, dated June 16, 2014, between The George Karfunkel 2007 Grantor Trust #1, Broadwood Partners, L.P., and Asterias Biotherapeutics, Inc. (9)

10.22
Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (10) +

10.23	Form of Subscription Agreement 2015 Private Placement (11)

10.24	Notice of Grant Award, dated as of October 14, 2014, between the California Institute for Regenerative Medicine and Asterias Biotherapeutics, Inc. ++

10.25	Amendment to Notice of Grant Award, dated as of November 26, 2014, between the California Institute for Regenerative Medicine and Asterias Biotherapeutics, Inc. ++

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

+	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the Securities and Exchange Commission.

++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to Asterias’ Current Report on Form 8-K filed by BioTime, Inc. with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(3)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on September 3, 2013

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

(5)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 26, 2013.

(6)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on August 13, 2013.

(7)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(8)	Incorporated by reference to Asterias’ Annual Report on Form 10-K for the year ended December 31, 2013.

(9)	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 19, 2014.

(10)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q/A-1 for the quarter ended September 30, 2014

(11)	Incorporated by reference to Asterias’ Annual Report on Form 10-K for the year ended December 31, 2014

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: May 8, 2015	/s/ Pedro Lichtinger
Pedro Lichtinger
Principal Executive Officer

Date: May 8, 2015	/s/ Robert W. Peabody
Robert W. Peabody
Principal Financial Officer

Exhibit Numbers	Description

2.1
Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. (1) Schedules to the Asset Contribution Agreement have been omitted. Asterias agrees to furnish supplementally a copy of the omitted schedules to the Commission upon request

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

4.1	Specimen of Series A Common Stock Certificate (3)

4.2	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of BioTime, Inc. (4)

4.3	Form of Warrant (Included in Exhibit 4.2) (4)

4.4	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of Romulus Films Ltd. (4)

4.5	Form of Warrant (Included in Exhibit 4.4) (4)

10.1	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films Ltd. (2)

10.2	Sublease dated April 1, 2013 between BioTime, Inc. and BioTime Acquisition Corporation (2)

10.3	Shared Facilities and Services Agreement, dated April 1, 2013, between Asterias Biotherapeutics, Inc. and BioTime, Inc. (2)

10.4	Promissory Note, dated April 1, 2013, payable to BioTime, Inc. (2)

10.5	2013 Equity Incentive Plan (5)

10.6	Form of Employee Incentive Stock Option Agreement (6)

10.7	Form of Non-employee Director Stock Option Agreement (6)

10.8	Employment Agreement, dated as June 24, 2013, between Thomas Okarma and Asterias Biotherapeutics, Inc. (6)

10.9	Employment Agreement, dated as of June 24, 2013, between Katharine Spink and Asterias Biotherapeutics, Inc. (6)

10.10	Employment Agreement, dated as of June 24, 2013, between Jane Lebkowski and Asterias Biotherapeutics, Inc. (6)

10.11	Royalty Agreement, dated October 1, 2013 between Asterias Biotherapeutics, Inc. and Geron Corporation (7)

10.12	Exclusive Sublicense Agreement between Geron Corporation and Asterias Biotherapeutics, Inc. (7)

10.13	Sublicense Agreement between BioTime, Inc. and Asterias Biotherapeutics, Inc. (7)

10.14	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation (7)

10.15
Non-exclusive License Agreement, dated October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (7)

10.16	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc. (8)

10.17	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (9)

10.18	Form of Warrant (included in Exhibit 10.18) (9)

10.19	Employment Agreement, dated as of June 9, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.20	Stock Purchase Agreement, dated as of June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.21	Registration Rights Agreement, dated June 16, 2014, between The George Karfunkel 2007 Grantor Trust #1, Broadwood Partners, L.P., and Asterias Biotherapeutics, Inc. (9)

10.22
Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (10) +

10.23	Form of Subscription Agreement 2015 Private Placement (11)

10.24	Notice of Grant Award, dated as of October 14, 2014, between the California Institute for Regenerative Medicine and Asterias Biotherapeutics, Inc. ++

10.25	Amendment to Notice of Grant Award, dated as of November 26, 2014, between the California Institute for Regenerative Medicine and Asterias Biotherapeutics, Inc. ++

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

+	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the Securities and Exchange Commission.

++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to Asterias’ Current Report on Form 8-K filed by BioTime, Inc. with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(3)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on September 3, 2013

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

(5)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 26, 2013.

(6)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on August 13, 2013.

(7)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(8)	Incorporated by reference to Asterias’ Annual Report on Form 10-K for the year ended December 31, 2013.

(9)	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 19, 2014.

(10)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q/A-1 for the quarter ended September 30, 2014

(11)	Incorporated by reference to Asterias’ Annual Report on Form 10-K for the year ended December 31, 2014

* Filed herewith.