Form 10-Q
period 2015-09-30
Asterias Biotherapeutics, Inc.
filed 2015-11-09
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,642,485 shares of Series A Common Stock, $0.0001 par value, as of November 6, 2015.

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

Item 1.	Financial Statements

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	September 30, 2015 (Unaudited)	December 31, 2014 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,645	$3,076
Available-for-sale securities, at fair value	11,561	14,374
Grant receivable	-	118
Landlord receivable	1,525	378
Prepaid expenses and other current assets	830	438
Total current assets	26,561	18,384

NONCURRENT ASSETS
Intangible assets, net	21,488	23,502
Equipment and furniture, net	843	1,045
Construction in progress	4,603	406
Investment in affiliates	416	416
Other assets	460	361
TOTAL ASSETS	$54,371	$44,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to parent, BioTime, Inc.	$264	$615
Accounts payable	399	737
Accrued expenses and other current liabilities	1,631	430
Deferred grant income	1,869	2
Deferred tax liabilities, current portion	3,729	4,713
Total current liabilities	7,892	6,497

LONG-TERM LIABILITIES

Deferred tax liabilities, net of current portion and deferred tax assets	128	4,514
Deferred rent liability, net of current portion	94	94
Lease liability	4,089	379
TOTAL LIABILITIES	12,203	11,484

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common Stock, authorized 75,000 Series A Common Stock, $0.0001 par value, and 75,000 Series B Common Stock, $0.0001 par value; 37,642 and 30,902 shares Series A Common Stock issued and outstanding at September 30, 2015 and December 31, 2014, respectively; no Series B Common Stock issued and outstanding at September 30, 2015 and December 31, 2014	4	3
Additional paid-in capital	87,829	66,366
Accumulated other comprehensive loss on available-for-sale investments	(2,331)	(503)
Accumulated deficit	(43,334)	(33,236)
Total stockholders’ equity	42,168	32,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,371	$44,114

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Royalties from product sales	$353	$85	$528	$167
Sale of cell lines	-	-	40	-
Grant income	1,070	-	2,406	-
Total revenues	1,423	85	2,974	167

Cost of sales	(176)	(42)	(265)	(83)

Gross profit	1,247	43	2,709	84

OPERATING EXPENSES:
Research and development	(4,629)	(2,568)	(11,918)	(7,910)
General and administrative	(1,554)	(1,469)	(5,071)	(4,108)
Total operating expenses	(6,183)	(4,037)	(16,989)	(12,018)

Loss from operations	(4,936)	(3,994)	(14,280)	(11,934)

OTHER EXPENSE:
Interest expense, net	(126)	(1)	(197)	(10)
Other expense, net	(6)	-	(7)	(2)
Total other expense, net	(132)	(1)	(204)	(12)

LOSS BEFORE INCOME TAX BENEFIT	(5,068)	(3,995)	(14,484)	(11,946)

Deferred income tax benefit	1,561	2,313	4,386	5,175

NET LOSS	$(3,507)	$(1,682)	$(10,098)	$(6,771)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.09)	$(0.05)	$(0.29)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING: BASIC AND DILUTED	37,602	30,899	34,643	30,659

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET LOSS	$(3,507)	$(1,682)	$(10,098)	$(6,771)
Other comprehensive loss, net of tax:
Unrealized gain/(loss) on available-for-sale securities, net of taxes	(1,579)	345	(1,829)	(109)
COMPREHENSIVE LOSS	$(5,086)	$(1,337)	$(11,927)	$(6,880)

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,098)	$(6,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	396	409
Stock-based compensation	2,118	1,400
Amortization of intangible assets	2,015	2,112
Amortization of prepaid rent	63	63
Deferred income tax benefit	(4,386)	(5,175)
Changes in operating assets and liabilities:
Grant receivable	118	-
Prepaid expenses and other current assets	(455)	(12)
Other long term assets	(98)	-
Accounts payable	(313)	(181)
Accrued expenses and other current liabilities	740	45
Deferred rent liability	1	-
Deferred grant income	1,869	-
Amount due to parent, BioTime, Inc.	(351)	(1,658)
Net cash used in operating activities	(8,381)	(9,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(194)	(200)
Payments on construction in progress	(3,830)	-
Proceeds from sale of available-for-sale investments	-	12,661
Payment of security deposits	(1)	(307)
Net cash provided by/(used in) investing activities	(4,025)	12,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	8,286	468
Fees paid on sale of common shares	(598)	-
Proceeds from exercise of stock options	23	-
Proceeds from exercise of warrants	11,700	-
Reimbursement from landlord on construction in progress (see Note 3)	2,564	-
Net cash provided by financing activities	21,975	468

NET CHANGE IN CASH AND CASH EQUIVALENTS:	9,569	2,854
CASH AND CASH EQUIVALENTS:
At beginning of period	3,076	2,171
At end of period	$12,645	$5,025

The accompanying notes are an integral part of these unaudited interim financial statements.

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

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The accompanying condensed financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the accounting and reporting requirements to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements included in Asterias’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 11, 2015. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2015. BioTime has consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through the ownership of Asterias common stock throughout the periods presented. BioTime owned 58.0% and 70.6% of the outstanding Asterias common stock as a whole at September 30, 2015 and December 31, 2014, respectively.

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

Liquidity – Since inception, Asterias has incurred operating losses and has funded its operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At September 30, 2015, Asterias had an accumulated deficit of $43.3 million, working capital of $18.7 million and stockholders’ equity of $42.2 million. Asterias has evaluated its projected cash flows and believes that its cash and cash equivalents of $12.6 million as of September 30, 2015 and the 3,852,880 of BioTime common shares which are available for sale which has an estimated fair value of $11.6 million based on the closing price of $3.00 per share at September 30, 2015 on the NYSE MKT will be sufficient to fund its operations at least through 2016. However, the Phase I/IIa clinical trial of AST-OPC1 being conducted by Asterias will be funded in part with funds from the $14.3 million grant awarded in 2014 by the California Institute of Regenerative Medicine (“CIRM”) and not from cash on hand. If Asterias were to lose its grant funding it may be required to delay, postpone, or cancel its clinical trial or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain from another source of adequate financing that could be used for its clinical trial. Sales of additional equity securities would result in the dilution of interests of current shareholders.

2.	Summary of Significant Accounting Policies

Revenue recognition – Asterias complies with ASC 605-10 and records revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income is recognized as revenue when earned; the costs associated with these activities are reflected as a component of research and development expenses in the statements of operations and the revenues recognized from such activities approximate these costs. Royalty revenues consist of royalty payments on sales of products under a license agreement. Asterias recognizes revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When Asterias is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which Asterias has continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When Asterias receives up-front nonrefundable licensing or similar fees pursuant to agreements under which Asterias does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, Asterias amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents – Asterias considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of money market funds of $12.6 million and $3.1 million at September 30, 2015 and December 31, 2014, respectively.

Available-for-sale securities, at fair value – Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in other income/(expense), net.

Equipment and furniture – Equipment and furniture are stated at cost and are being depreciated using the straight-line method over a period of their estimated useful lives ranging from 36 to 120 months.

Construction in progress – Construction in progress is stated at cost and is not depreciated until the underlying asset is placed into service (see Note 3).

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

Warrants to purchase common stock – Asterias generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by Asterias as of September 30, 2015 and December 31, 2014 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that Asterias may need to settle the warrants in cash.

Accounting for BioTime common stock – Asterias accounts for the BioTime common shares it holds as available-for-sale equity securities in accordance with ASC 320-10-25, Investments-Debt and Equity Securities , as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for future working capital purposes, as necessary. These shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses due to changes to the fair value of these shares are excluded from the statements of operations and reported in equity as part of other comprehensive income or loss until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital consistent with, and pursuant to, ASC 805-50, transactions between entities under common control.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as research and development expenses when incurred.

Reclassification – Certain prior year amounts in the statement of cash flows have been reclassified to conform to the current year presentation.

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Asterias expenses research and development costs as such costs are incurred.

General and administrative – General and administrative expenses consist principally of compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; and allocated overhead.

Income taxes – Since the period October 1, 2013, Asterias has filed its own U.S. federal tax returns. Operations prior to that period were included in BioTime’s consolidated U.S. federal tax return. For California purposes Asterias’ activity will continue to be included in BioTime’s California combined tax return. Asterias accounts for income taxes in accordance with GAAP, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, Asterias is subject to income tax examinations by major taxing authorities for all years since inception. Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2015 and December 31, 2014.

A deferred income tax benefit of approximately $1.56 million was recorded for the three months ended September 30, 2015, of which approximately $1.6 million was related to the federal benefit, offset by an adjustment of $40,000 related to state taxes. A deferred income tax benefit of approximately $4.4 million was recorded for the nine months ended September 30, 2015, of which approximately $4.5 million was related to federal offset by an adjustment of $100,000 related to state taxes. As disclosed in Note 5, Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property. It is more likely than not that the deferred tax assets are fully realizable since these income tax benefits are expected to be available to offset such deferred tax liabilities.

In June 2014, Asterias sold 5,000,000 BioTime common shares which resulted in a taxable gain of approximately $10.3 million and an income tax liability of approximately $3.6 million. Asterias received the BioTime common shares from BioTime as part of the consideration under an Asset Contribution Agreement, a tax-free transaction. This liability, however, was fully offset by available net operating losses, resulting in no cash income taxes due from that sale. As of December 2014, Asterias recorded a $4.7 million deferred tax liability for the temporary taxable difference in the basis of the investment in BioTime stock still held by Asterias. Both transactions were treated as a deemed distribution by Asterias and recorded against equity.

Stock-based compensation – Asterias has adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values less estimated forfeitures. Consistent with those guidelines, Asterias utilizes the Black-Scholes Merton option pricing model. Asterias’ determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by Asterias’ stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Asterias’ expected stock price volatility over the term of the awards; the expected term of options granted, derived from using the simplified method under SEC Staff Accounting Bulletin Topic 14; and a risk-free rate based on the U.S. Treasury rates in effect during the corresponding expected term of the grant.

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

Loss per share – Basic net loss per common share is computed by dividing net loss attributable to Asterias by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the weighted-average number of shares of common stock outstanding plus the potential effect of dilutive securities or contracts which are convertible to common stock, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.

The computations of basic and diluted net loss per common share are as follows (in thousands except per share data):

	Nine Months Ended September 30, (Unaudited)
	2015	2014
Net loss	$(10,098)	$(6,771)
Weighted average common shares outstanding – basic and diluted	34,643	30,659
Net loss per share – basic and diluted	$(0.29)	$(0.22)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Nine Months Ended September 30, (Unaudited)
	2015	2014
Awards under Equity Incentive Plan	4,609	3,120
Warrants	3,500	8,500

Recently Issued Accounting Pronouncements – The following accounting standards, which are not yet effective, are presently being evaluated by Asterias to determine the impact that they might have on its financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) postponed the effective date of the new revenue standard, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” by one year. The new effective date is for fiscal years and interim periods beginning after December 15, 2017. Asterias expects to adopt this guidance when effective and the impact, if any, on its financial statements is not currently determinable.

3.	Balance Sheet Components

Equipment and Furniture, Net

At September 30, 2015 and December 31, 2014, equipment and furniture were comprised of the following (in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014
Equipment and furniture	$1,990	$1,796
Accumulated depreciation	(1,147)	(751)
Equipment and furniture, net	$843	$1,045

Depreciation expense amounted to $396,000 and $409,000 for the nine months ended September 30, 2015 and 2014, respectively.

Construction in progress

Construction in progress of $4.6 million and $406,000 as of September 30, 2015 and December 31, 2014, respectively, relates entirely to the improvements for Asterias’ Fremont, California facility. Under the terms of the lease agreement, the landlord provided Asterias with a tenant improvement allowance of $4.4 million, which Asterias is using to construct a laboratory and production facility that can be used to produce human embryonic stem cell and related products under current good manufacturing procedures (“cGMP”). Of the $4.6 million, $4.1 million qualifies for reimbursement under the tenant improvement allowance. As of September 30, 2015, Asterias received $2.6 million from the landlord. Reimbursable amounts due to Asterias but not yet paid by the landlord as of period end are recorded by Asterias as a landlord receivable with a corresponding increase to lease liability since Asterias has contractually earned the right to that cash. The facility is expected to be substantially completed and placed into service in the fourth quarter of 2015. See also Note 8.

4.	Investment in BioTime and in BioTime Subsidiaries

Investment in BioTime

At September 30, 2015, Asterias held 3,852,880 of the 8,902,077 BioTime common shares that Asterias received under an Asset Contribution Agreement, and which are included at fair value in current assets in its balance sheet as the shares are available for use and could be sold at fair value for liquidity purposes at any time. The investment is classified as “available for sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital. See Note 2, “Accounting for BioTime common stock.”

Asterias reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, and the length of time and extent to which the fair value has been less than its cost basis. Based on consideration of these factors, as of September 30, 2015 and December 31, 2014, no other-than-temporary impairment was recognized.

Investments in Affiliates

Asterias’ investments in the OrthoCyte Corporation and Cell Cure Neurosciences Ltd. stock received from BioTime were recorded at BioTime’s historical costs but not below zero. The investment is carried using the cost method of accounting.

5.    Intangible assets

As of September 30, 2015 and December 31, 2014, Asterias had capitalized intangible assets acquired from Geron Corporation, primarily related to patents and other intellectual property rights related to hES cells. These assets are being amortized over the estimated economic lives of the patents on a straight-line basis, which approximates the pattern of consumption over their estimated useful lives. Asterias is currently estimating a useful life of 10 years.

Intangible assets net of accumulated amortization at September 30, 2015 and December 31, 2014 are shown in the following table (in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014
Intangible assets	$26,860	$26,860
Accumulated amortization	(5,372)	(3,358)
Intangible assets, net	$21,488	$23,502

Asterias recognized $672,000 and $2.0 million in amortization expense of intangible assets during the three and nine months ended September 30, 2015 and $725,000 and $2.1 million during the three and nine months ended in September 30, 2014.

Amortization of intangible assets for periods subsequent to September 30, 2015 is as follows (in thousands):

Year	Amortization Expense
2015	$672
2016	2,686
2017	2,686
2018	2,686
2019	2,686
Thereafter	10,072
Total	$21,488

6.	Common Stock and Warrants

At September 30, 2015, Asterias had outstanding 37,642,485 Series A Shares and no Series B Shares. All outstanding Series B Shares were converted into Series A Shares on October 3, 2014.

As of September 30, 2015, 96,753 of restricted stock units vested of which 15,801 Series A Shares were tendered back to Asterias by certain employees to cover employee payroll taxes.

Common Stock Issuance

During the nine months ended September 30, 2015, Asterias raised approximately $5.5 million in aggregate gross proceeds from the sale of 1,410,255 shares of common stock at a price of $3.90 per share through an underwritten public offering and a private placement. Broadwood Partners, L.P., British & American Investment Trust PLC, and Pedro Lichtinger purchased an aggregate of 1,025,640 of the shares. Broadwood Partners, L.P. is BioTime’s largest shareholder and one of its directors, Neal C. Bradsher, is President, and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President, of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P. Pedro Lichtinger is Asterias’ President and Chief Executive Officer and a member of its Board of Directors. British & American Investment Trust PLC is an affiliate of an investor that owns more than 5% of the outstanding Asterias Series A Shares.

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

During May and June 2015, Asterias raised approximately $2.8 million in gross proceeds from the sale of 239,231 shares of its common stock at a weighted average price of $11.65 per share in “at-the-market” transactions.

In April 2015 Asterias received $23,000 in cash from the exercise of its stock options by an employee at $2.34 per share.

Asterias issued 5,000,000 shares of common stock pursuant to the exercise of 5,000,000 warrants on May 21, 2015, as described under “Warrants” below.

Warrants

Asterias has issued warrants to purchase its common shares. Activity related to warrants from January 1, 2014 through September 30, 2015 is presented in the table below (in thousands, except per share amounts):

	Number of Warrants	Per share exercise price	Weighted Average Exercise Price
Outstanding, January 1, 2014	3,500	$5.00	$5.00
Issued in June 2014	5,000	2.34	2.34
Exercised in May 2015	(5,000)	2.34	2.34
Outstanding, September 30, 2015	3,500	$5.00	$5.00

On May 21, 2015, warrants to purchase 5,000,000 Asterias Series A Shares were exercised for which Asterias received $11.7 million in cash. The warrants to purchase 3,500,000 Asterias Series A Shares will expire on September 30, 2016. Asterias could receive $17.5 million in cash if all of these warrants are exercised.

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

Options Granted and Restricted Stock Units Issued

As of September 30, 2015, Asterias had outstanding to certain officers, employees, and directors, options to purchase a total of 4,512,917 shares of common stock and 96,601 Restricted Stock Units at a weighted average exercise price of $2.94 per share.

A summary of Asterias’ Plan activity and related information follows (in thousands, except per share amounts):

	Options and Restricted Stock and Restricted Stock Units Available for Grant	Number of Options and Restricted Stock and Restricted Stock Units Outstanding	Weighted Average Exercise Price
January 1, 2015	1,150	3,347	$2.42
Increase in authorized shares	3,500	-	-
Options granted	(1,385)	1,385	3.96
Adjustment for restricted shares issued in prior period	(200)	-
Restricted stock units issued	(388)	194	3.90
Restricted stock units forfeited	1	-	3.90
Options exercised	-	(10)	-
Options forfeited	9	(9)	3.22
September 30, 2015	2,687	4,907	$2.94

Stock-Based Compensation Expense

The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2015 and 2014 were $2.63 and $2.34 per share respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	September 30, (Unaudited)
	2015	2014
Expected life (in years)	5.62	4.05
Risk-free interest rates	1.58%	1.19%
Volatility	78.74%	76.16%
Dividend yield	0%	0%

The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. A dividend yield of zero is applied since Asterias has not historically paid dividends and has no intention to pay dividends in the foreseeable future. The expected volatility is based upon the volatility of a group of publicly traded industry peer companies. The expected term of options granted is calculated using the simplified method under SEC Staff Accounting Bulletin No. Topic 14, or SAB Topic 14.

Total proceeds if all options granted and outstanding as of September 30, 2015 were exercised for cash would be $13.2 million.

Employee stock-based compensation expense is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Operating expenses include stock-based compensation expense as follows (in thousands):

	Nine Months Ended September 30, (Unaudited)
	2015	2014
Research and development	$1,137	$351
General and administrative	981	1,049
Total stock-based compensation expense	$2,118	$1,400

At September 30, 2015 Asterias had $5.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to the Plan that will be recognized over a weighted-average period of approximately 2.43 years.

8.	Commitments and Contingencies

At September 30, 2015 Asterias had commitments consisting of an operating lab equipment lease, a sublease of its current office and research facility, a lease of its satellite office in New York, and a lease for its future office and research facility in Fremont, California.

Asterias subleases from BioTime an office and research facility located in Menlo Park, California. The lease is for a term of three years commencing January 7, 2013. Base rent is $32,000 per month, plus real estate taxes and certain costs of maintaining the leased premises.

On December 30, 2013, Asterias entered into a lease for an office and research facility located in Fremont, California, consisting of an existing building with approximately 44,000 square feet of space. The building will be used by Asterias primarily as a laboratory and production facility that can be used to produce human embryonic stem cells and related products under current good manufacturing procedures. Asterias plans to construct certain tenant improvements for its use, which it expects will cost approximately $5.5 million, of which a maximum $4.4 million will be paid by the landlord. The landlord’s obligation to fund the tenant improvements expires on December 31, 2015, 24 months from the date of the lease, with respect to any portion of the allowance not expended by then. Asterias expects to substantially complete construction of the built-to-suit facility during the fourth quarter of 2015.

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

Asterias is considered the owner of the asset under construction under ASC 840-40-55 as Asterias, among other things, has the primary obligation to pay for construction costs and Asterias will retain exclusive use of the building for its office and research facility requirements after construction is completed. In addition, the lease does not qualify for sale-leaseback accounting under ASC 840-40-25, Accounting for Leases, Sale-Leaseback Transactions, due to Asterias' significant continuing involvement with the facility that Asterias considers to be other than a normal leaseback as defined by ASC 840-40-25. In accordance with this guidance, amounts previously expended by Asterias for construction would continue to be reported as construction in progress in Asterias’ financial statements, and the landlord reimbursement proceeds received, including amounts earned by Asterias but not yet paid by the landlord at period end, are reported as a lease liability. Once the property is placed in service, Asterias will depreciate the property and the lease payments allocated to the landlord liability will be accounted for as debt service payments on that liability using the finance method of accounting per ASC 840-40-55. As of September 30, 2015 and December 31, 2014, Asterias had incurred $4.6 million and $406,000, respectively, of construction costs included in construction in progress, of which $4.1 million and $379,000 is the lease liability included in long term liabilities at September 30, 2015 and December 31, 2014, respectively.

Asterias was provided access and rights to use the property beginning in March 2014 with “free-rent” until the lease payments commenced on October 1, 2014, as described above. Asterias commenced expensing rent beginning in March 2014 in accordance with ASC 840-20-25-10 and 11, Rent Expense During Construction. Accordingly, during the nine months ended September 30, 2015, Asterias had deferred rent credit of approximately $203,000 in general and administrative included in the statements of operations and a deferred rent balance of approximately $94,000 as of September 30, 2015, included in long-term liabilities.

Asterias also currently pays $4,000 per month for the use of approximately 120 square feet of the office space in New York City that is used to conduct meetings and other business affairs. The lease originally for one year commencing July 1, 2014 was extended through June 30, 2016.

Remaining minimum annual lease payments under the various operating leases for the years ending after September 30, 2015 are as follows (in thousands):

Year Ended December 31	Minimum Lease Payments
2015	$259
2016	1,298
2017	1,309
2018	1,347
2019	1,387
Thereafter	4,034
Total	$9,634

9.	Shared Facilities and Service Agreement

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

BioTime will charge Asterias a fee for the services and usage of facilities, equipment, and supplies aforementioned. For each billing period, BioTime will equitably prorate and allocate its employee costs, equipment costs, insurance costs, lease costs, professional costs, software costs, supply costs, and utilities costs, between BioTime and Asterias based upon actual documented use and cost by or for Asterias or upon proportionate usage by BioTime and Asterias, as reasonably estimated by BioTime. Asterias shall pay 105% of the allocated costs (the “Use Fee”). However, to date BioTime has not charged Asterias the 5% markup. The allocated cost of BioTime employees and contractors who provide services will be based upon records maintained of the number of hours of such personnel devoted to the performance of services.

The Use Fee will be determined and invoiced to Asterias on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by Asterias within 30 days after receipt. Any invoice or portion thereof not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from Asterias funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of Asterias. However, to date BioTime has not charged Asterias interest

In addition to the Use Fees, Asterias will reimburse BioTime for any out of pocket costs incurred by BioTime for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of Asterias, provided that invoices documenting such costs are delivered to Asterias with each invoice for the Use Fee. Furthermore, BioTime will have no obligation to purchase or acquire any office supplies or other goods and materials or any services for Asterias, and if any such supplies, goods, materials or services are obtained for Asterias, BioTime may arrange for the suppliers thereof to invoice Asterias directly.

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

BioTime allocated $260,000 and $731,000 of general overhead expenses to Asterias during the three and nine months ended September 30, 2015, respectively. Allocation for the same periods in 2014 amounted to $230,000 and $813,000 respectively.

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

11.	Clinical Trial and Option Agreement and CIRM Grant Award

During September 2014, Asterias entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (“CRUK”) and Cancer Research Technology Limited, (“CRT”), a wholly-owned subsidiary of CRUK, pursuant to which CRUK has agreed to fund Phase I/IIa clinical development of Asterias’ human embryonic stem cell derived AST-VAC2 allogeneic (non-patient specific) dendritic cancer vaccine product candidate. Asterias will, at its own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to CRUK. CRUK will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase I/IIa clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer. Asterias will have an exclusive first option to obtain a license to use the data from the clinical trial. If Asterias exercises that option, then Asterias will be obligated to make payments upon the execution of the License Agreement, upon the achievement of various milestones, and royalties on sales of products. In connection with the CRUK Agreement, Asterias sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to us by third parties. Asterias would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

On October 16, 2014 Asterias signed a Notice of Grant Award (“NGA”) with CIRM, effective October 1, 2014, with respect to a $14.3 million grant award for clinical development of Asterias’ product, AST-OPC1. The NGA includes the terms under which CIRM will release grant funds to Asterias. CIRM will disburse the grant funds to Asterias through July 1, 2018 in accordance with a quarterly disbursement schedule, subject to Asterias’ attainment of certain progress and safety milestones. Asterias received the first payment from CIRM in the amount of $917,000 in October 2014, and the second, third, and fourth payments totaling $4.4 million in 2015 as of September 30, 2015.

12.	Subsequent Events

On October 8, 2015, Asterias entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property (the “License”) and will develop a scalable manufacturing and differentiation process for Asterias’ AST-VAC2 development program. In consideration for the License and Catapult’s performance of services, Asterias agreed to make aggregate payments of up to GBP £4,350,000 over the next five years. At the option of Asterias, up to GBP £3,600,000 of such payments may be settled in shares of Asterias Series A Common Stock.

On November 2, 2015, the Company and Georgia Erbez executed an Employment Agreement (the "Employment Agreement") pursuant to which Ms. Erbez will become the Company's Executive Vice President and Chief Financial Officer effective November 9, 2015. Under the Employment Agreement, Ms. Erbez's base annual salary will be $330,000, payable in equal semi-monthly installments, as per the Company's regular payroll schedule. Ms. Erbez will be eligible to earn an annual cash incentive bonus award determined by the Company's Board of Directors with a target bonus of forty percent (40%) of her base annual salary (the “Target Bonus”) for achievement of the specified performance goals at target levels for the applicable calendar year. The actual bonus payable will be based upon the level of achievement as determined by the Company's Board of Directors in consultation with Ms. Erbez. Ms. Erbez will be granted stock options to purchase 380,000 shares of Series A common stock, at an exercise price equal to closing price of the common stock on November 9, 2015, under the Asterias Equity Incentive Plan (the “Plan”) on such terms and conditions consistent with the Plan as the Company's Board of Directors determines.

Asterias evaluated all events or transactions that occurred through the date of this filing. During this period, Asterias did not have any material subsequent events that impacted its condensed financial statements.

Item 1.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our unaudited interim Condensed Financial Statements for the three months and nine months ended September 30, 2015 and 2014 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014 and related notes included elsewhere in this Quarterly Report on Form 10-Q. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Risk Factors" in this Report and in our Annual Report on Form 10-K.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities, such as our common stock, pursuant to an effective registration statement under the Securities Act of 1933, as amended; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (the “SEC”). We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Critical Accounting Policies

Revenue recognition – We comply with ASC 605-10 and record revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income is recognized as revenue when earned; the costs associated with these activities are reflected as a component of research and development expenses in the statements of operations and the revenues recognized from such activities approximate these costs. Royalty revenues consist of royalty payments on sales of products under a license agreement. We recognize revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

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

Intangible assets – Intangible assets with finite useful lives are amortized over estimated useful lives and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment. Acquired in-process research and development intangible assets are accounted for depending on whether they were acquired as part of an acquisition of a business, or assets that do not constitute a business. When acquired in conjunction with the acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as our acquisition of assets from Geron Corporation), in accordance with the accounting rules in ASC 805-50, such intangible assets related to in process research and development (“IPR&D”) are expensed upon acquisition.

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

Warrants to purchase common stock – We generally account for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by us as of September 30, 2015 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that we may need to settle the warrants in cash. If we were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, we would record the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other income and expense in our statements of operations.

Accounting for BioTime common shares – We account for the BioTime common shares we hold as available-for-sale equity securities in accordance with ASC 320-10-25, Investments-Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for future working capital purposes, as necessary. These shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses are excluded from the statements of operations and reported in equity as part of other comprehensive income or loss until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital consistent with, and pursuant to, ASC 805-50, transactions between entities under common control.

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. We expense research and development costs as such costs are incurred.

General and administrative – General and administrative expenses consist principally of compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; and allocated overhead.

Income taxes – Since the period October 1, 2013, we have filed our own U.S. federal tax returns. Operations prior to that period were included in BioTime’s consolidated U.S. federal tax return. For California purposes our activity will continue to be included in BioTime’s California combined tax return. We account for income taxes in accordance with the accounting principles generally accepted in the United States (“GAAP”), which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, we are subject to income tax examinations by major taxing authorities for all years since inception. We will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2015 and December 31, 2014.

Stock-based compensation – We have adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values less estimated forfeitures. Consistent with those guidelines, we utilize the Black-Scholes-Merton option pricing model. Our determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by the price of our common stock as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of our common stock over the term of the awards. The expected term of options granted is derived from using the simplified method under SEC Staff Accounting Bulletin No. Topic 14. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding expected term of the grant.

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

Results of Operations

Comparison of three and nine months ended September 30, 2015 and 2014

For the three months ended September 30, 2015 and 2014, we recorded net losses of $3.5 million and $1.7 million, respectively. For the nine months ended September 30, 2015 and 2014, we recorded net losses of $10.1 million and $6.8 million, respectively.

Revenues

The following tables show certain information about our revenues for the three and nine months ended September 30, 2015 and 2014 (in thousands, except for percentages):

	Three Months Ended September 30, (Unaudited)		$		%
	2015	2014	Increase		Increase
License and royalties from product sales	$353	$85	$	+ 268	+315%
Grant income	1,070	-		+ 1,070	+ 100%
Total revenues	1,423	85		+ 1,338	+ 1,574%
Cost of sales	(176)	(42)		+134	+319%
Total gross profit	$1,247	$43	$	+ 1,204	+ 2,800%

	Nine Months Ended September 30, (Unaudited)		$		%
	2015	2014	Increase		Increase
License and royalties from product sales	$528	$167	$	+ 361	+ 216%
Sale of research products	40	-		+ 40	+100%
Grant income	2,406	-		+2,406	+ 100%
Total revenues	2,974	167		+ 2,807	+ 1,681%
Cost of sales	(265)	(83)		+ 182	+ 219%
Total gross profit	$2,709	$84	$	+2,625	+ 3,125%

Grant revenue in 2015 is entirely from the California Institute of Regenerative Medicine (“CIRM”) which has awarded us a $14.3 million grant for clinical development of AST-OPC1. CIRM will disburse the grant funds to us through July 1, 2018 in accordance with a quarterly disbursement schedule, subject to our attainment of certain progress and safety milestones. We received the first payment from CIRM in the amount of $917,000 during October 2014, and three payments totaling $4.4 million during the nine months ended September 30, 2015.

Expenses

The following tables show our operating expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands, except for percentages):

	Three Months Ended September 30, (Unaudited)		$	%
	2015	2014	Increase	Increase
Research and development expenses	$4,629	$2,568	$ +2,061	+80%
General and administrative expenses	1,554	1,469	+85	+6%

	Nine Months Ended September 30, (Unaudited)		$	%
	2015	2014	Increase	Increase
Research and development expenses	$11,918	$7,910	$ +4,008	+51%
General and administrative expenses	5,071	4,108	+963	+23%

Research and development expenses – Research and development expenses for the three and nine months ended September 30, 2015 increased to $4.6 million and $11.9 million, respectively, from $2.6 million and $7.9 million for the same periods in 2014. The increases are due primarily to the continued ramp up of expenses related to the AST-OPC1 clinical trial.

The increase in research and development expenses of $2.1 million during three months ended September 30, 2015 compared to the same period in 2014 is also attributable to an increase in employee compensation, including stock-based compensation and related costs allocated to research and development expenses of $745,000, an increase in outside research, scientific consulting, lab supplies, contract manufacturing and clinical trial related expenses of $1.2 million, an increase in rent and facilities maintenance related expenses allocated to research and development expenses of $116,000, and an increase in recruiting expense of $75,000. These increases are offset in part by a decrease in the amortization of intangible assets of $54,000 due to an adjustment to reduce the gross cost of the intangible assets by $2.2 million with a corresponding reduction to the accumulated amortization balance of $270,000 at the end of 2014.

The increase in research and development expenses of $4.0 million during the nine months ended September 30, 2015 compared to the same period in 2014 is attributable to an increase in employee compensation, including stock-based compensation and related costs allocated to research and development expenses of $1.9 million, an increase outside research, scientific consulting, lab supplies, contract manufacturing and clinical trial related expenses of $1.8 million, an increase in rent and facilities maintenance related expenses allocated to research and development expenses of $302,000, an increase in recruiting expense allocated to research and development expenses of $177,000, and an increase in travel and entertainment related expenses of $84,000. These increases are offset in part by a decrease in the amortization of intangible assets by $162,000 due to an adjustment to reduce the gross cost of the intangible assets by $2.2 million with a corresponding reduction to the accumulated amortization balance of $270,000 at the end of 2014 and a decrease in allocated expense from parent company BioTime of $175,000.

General and administrative expenses – General and administrative expenses for the three and nine months ended September 30, 2015 increased to $1.6 million and $5.1 million, respectively, from $1.5 million and $4.1 million for the same periods in 2014.

The increase in general and administrative expenses of $85,000 during the three months ended September 30, 2015 compared to the same period in 2014 is attributable to an increase in stock based compensation to general consultants of $306,000, an increase in consulting expense of $181,000, an increase in recruiting expense of $101,000, an increase in allocated expenses from our parent company BioTime of $70,000, and an increase in cash and stock-based compensation to independent directors of $61,000. These increases are offset in part by a decrease in employee compensation, including stock-based compensation and related costs allocated to general and administrative expenses of $553,000 primarily due to the revaluation of fair value of options granted and a decrease in legal expenses of $102,000.

The increase in general and administrative expenses of $963,000 during the nine months ended September 30, 2015 compared to the same period in 2014 is attributable to an increase in stock based compensation to general consultants of $306,000, an increase in consulting expense of $290,000, an increase in investor and public relations related expenses of $281,000, an increase in legal expenses of $248,000, an increase in cash and stock-based compensation to independent directors of $243,000, an increase in recruiting expenses of $107,000, an increase in conferences, meeting, seminars and professional development related expenses of $100,000, and an increase in allocated expense from our parent company BioTime by $93,000. The increases are offset in part by a decrease in employee compensation, including stock-based compensation and related costs allocated to general and administrative expenses of $882,000 primarily due to the revaluation of the fair value of options granted.

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

Liquidity and Capital Resources

At September 30, 2015, we had $12.6 million of cash and cash equivalents on hand and we held 3,852,880 BioTime common shares, with a market value of approximately $11.6 million on that date. We may raise capital from time to time through the sale of our Series A Shares or other securities, and our BioTime common shares. We may sell our Series A Shares or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We expect to sell the BioTime common shares through Cantor Fitzgerald & Co. or such other broker-dealer as BioTime may designate. We may also sell BioTime common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of our Series A Shares or other securities and our BioTime common shares. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell our Series A Shares or other securities and our BioTime common shares in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

On April 10, 2015, we entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”), under which MLV, as our sales agent, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $20.0 million of our Series A Shares, subject to certain limitations, including the number of shares registered and available under our previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-200745). We are not required to sell any shares at any time during the term of the Sales Agreement. We have agreed to pay MLV a commission of up to 3% of the gross proceeds of the sale of any Series A Shares sold through MLV as agent under the Sales Agreement. As of September 30, 2015, $17.2 million of Series A Shares remained available under the Sales Agreement.

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

We plan to use the cash we have available to develop certain of our product candidates and technology and to defray overhead expenses and to pay general and administrative expenses. We may also use available funds for any clinical trials of products that we may conduct. We expect to continue to incur operating losses and negative cash flows. BioTime contributed to the funding of our business activities from inception through September 30, 2015 but there can be no assurance it will continue to do so in the future.

We have been awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund our clinical development of AST-OPC1. The grant will provide funding for us to perform a Phase I/IIa dose escalation trial of AST-OPC1 in subjects with spinal cord injury, to expand clinical testing of escalating doses in the target population intended for future pivotal trials, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. CIRM will disburse the grant funds to us through July 1, 2018 in accordance with a quarterly disbursement schedule, subject to our attainment of certain progress and safety milestones. We received our first payment from CIRM in the amount of $917,000 during October 2014, and the second, third, and fourth payments totaling $4.4 million in 2015 as of September 30, 2015. As the distributions of the CIRM grant are subject to meeting certain progress and go/no-go milestones, there can be no assurance that we will receive the entire amount granted.

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

Since inception, we have incurred net losses and have funded our operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At September 30, 2015, we had an accumulated deficit of $43.3 million, working capital of $18.7 million and stockholders’ equity of $42.2 million. We have evaluated our projected cash flows and believe that our cash and cash equivalents of $12.6 million as of September 30, 2015 and the 3,852,880 of BioTime common shares available for sale which has an estimated fair value of $11.6 million based on the closing price of $3.00 per share at September 30, 2015 on the NYSE MKT will be sufficient to fund our operations at least through 2016. However, clinical trials being conducted by us will be funded in part with funds from the grant awarded in 2014 by CIRM and not from cash on hand. If we were to lose our grant funding or if BioTime does not provide funding for our operations as needed, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail our operations unless we are able to obtain from another source of adequate financing that could be used for our clinical trials.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities would result in the dilution of the interests of our current shareholders.

Cash Flows

Cash used in operations

Since our inception, we have incurred losses and negative cash flows from our operations. During the nine months ended September 30, 2015 our total research and development expenditures were $11.9 million and our general and administrative expenditures were $5.1 million. Net loss for the nine month period ended September 30, 2015 amounted to $10.1 million. Our sources of cash during 2015 primarily consisted of $528,000 from royalty revenues on product sales by licensees and research grant payments of $4.4 million from CIRM. As of September 30, 2015 and December 31, 2014, we had a working capital surplus of $18.7 million and $11.9 million, respectively, and an accumulated deficit of $43.3 million and $33.2 million, respectively, based on our operating losses and the expensed IPR&D.

Net cash used in operating activities during the nine months ended September 30, 2015 amounted to $8.4 million. The difference between the net loss and net cash used in operating activities during the nine months ended September 30, 2015 was primarily attributable to stock based compensation of $2.1 million, amortization of intangible assets of $2.0 million, deferred grant income of $1.9 million, accrued expenses of $740,000, depreciation expense of $396,000, grant receivable of $118,000 and amortization of prepaid rent of $63,000. The overall difference was offset in part by $4.4 million in deferred income tax benefits, $455,000 in prepaid expenses and other current assets, $351,000 in amount due to parent, BioTime, Inc., $313,000 in accounts payable and $98,000 in other long term assets.

Investing and financing activities

During the nine months ended September 30, 2015, we used $194,000 in cash to purchase equipment and furniture and $3.8 million in construction in progress for our Fremont facility.

In May 2015, we received $11.7 million from the exercise of 5,000,000 warrants to purchase our common stock which were issued to Broadwood Partners, L.P and a trust previously established by George Karfunkel as part of their purchase of BioTime shares from us in June 2014.

During May and June 2015, we raised approximately $2.8 million in gross proceeds from the sale of 239,231 shares of our common stock at a weighted average price of $11.65 per share in “at-the-market.”

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

During the nine months ended September 30, 2015, we received $23,000 in cash from the exercise of our stock options by an employee at $2.34 per share. We also received $2.6 million from our landlord on reimbursable construction in progress. See Note 3 to condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2015, and as of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We have a history of operating losses and negative cash flows

Since our inception in September 2012, we have incurred operating losses and negative cash flow, and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the three and nine months ended September 30, 2015, fiscal years ended December 31, 2014, 2013, were $3.5 million, $10.1 million, $10.1 million, and $22.4 million, respectively, and we had an accumulated deficit of $43.3 million and $33.2 million as of September 30, 2015 and December 31, 2014, respectively. BioTime previously funded our formation and operating costs but we do not expect BioTime to continue to do so in the future. We have limited cash resources and will depend upon future equity financings, research grants, financings through collaborations with third parties, and sales of BioTime common shares that we hold as a source of funding for our operations. There is no assurance that we will be able to obtain the financing we need from any of those sources, or that any such financing that may become available will be on terms that are favorable to us and our shareholders.

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

There is no certainty that our pending or future patent applications will result in the issuance of patents

We have acquired patent applications for technology that Geron Corporation developed, and we obtained licenses for a number of patent applications covering technology developed by others that we believe will be useful in producing new products, and which we believe may be of commercial interest to other companies that may be willing to sublicense the technology for fees or royalty payments. We may also file new patent applications in the future seeking patent protection for new technology or products that we develop ourselves or jointly with others. However, there is no assurance that any of the patent applications that we acquired or any licensed patent applications or any future patent applications that we may file in the United States or abroad will result in the issuance of patents.

In Europe, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to hES cells. However, this broad interpretation is being challenged through the European Patent Office appeals system and at the court of Justice of the European Union. The European Patent Office has begun to recognize certain exceptions. However, the scope of the exceptions are unclear and as a result, we do not yet know whether or to what extent we will be able to obtain patent protection for our hES cell technologies in Europe.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits

Exhibit Numbers	Description

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: November 9, 2015	/s/ Pedro Lichtinger
Pedro Lichtinger
Principal Executive Officer

Date: November 9, 2015	/s/ Robert W. Peabody
Robert W. Peabody
Principal Financial Officer