Form 10-K
period 2015-12-31
Asterias Biotherapeutics, Inc.
filed 2016-03-29
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to __________

Commission file number 001-36646
Asterias Biotherapeutics, Inc.
(Exact name of registrant as specified in its charter)
Delaware	46-1047971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Dumbarton Circle
Fremont, California 94555
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code
(510) 456-3800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

The aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015 (based on the closing price for shares of the registrant’s common stock as reported on the NYSE MKT under the symbol AST on that date) was approximately $70,005,592.

As of March 23, 2016, there were outstanding 38,352,150 shares of Series A Common Stock, par value $0.0001 per share.

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

Preliminary Note Regarding Ownership of Our Common Stock

As of March 23, 2016, we had 530 shareholders of record and there were 38,352,150 shares of our Series A Common Stock (“Series A Shares”) outstanding, of which 21,747,569 Series A Shares were held by our parent BioTime, Inc. ("BioTime"). These Series A Shares held by BioTime account for 56.7% of our Series A Shares outstanding as a whole. Accordingly, we are a consolidated subsidiary of BioTime.

Item 1.	Business

Overview

Asterias is a clinical-stage biotechnology company focused on developing and commercializing novel therapies in the emerging fields of cell therapy and regenerative medicine. We have two core technology platforms. The first is an immunotherapy platform to teach cancer patients’ immune systems to attack their tumors. The second is pluripotent stem cell platform. Pluripotent cells are a type of stem cell capable of becoming all of the cell types in the human body. We are focused on developing therapies to treat conditions with high unmet medical needs and inadequate available therapies, with an initial focus on the therapeutic areas of oncology and neurology.

In October of 2013, we acquired intellectual property, cell lines, preclinical and clinical data, and other assets from Geron Corporation ("Geron") and also acquired rights to use certain human embryonic stem ("hES") cell lines and to practice certain patents from our parent company, BioTime, Inc. ("BioTime"). From the assets acquired in these transactions, we have prioritized the development of our two core technology platforms. From our immunotherapy platform, we are developing two programs. AST-VAC1 (telomerase loaded, autologous dendritic cells) which could teach a patient's own cells to recognize and fight cancer cells in acute myelogenous leukemia(AML). Together with our collaboration partner, Cancer Research United Kingdom (“CRUK”) we are also developing AST-VAC2 (telomerase loaded, -allogeneic dendritic cells), -derived from pluripotent stem cells which could provide 'off the shelf' cells that will teach a patient's immune system to recognize and fight cancer cells, in non-small cell lung cancer. We believe that our immunotherapy programs have potential for application in additional cancer indications. From our pluripotent stem cell platform we are developing AST-OPC1, oligodendrocyte progenitor cells, in an initial clinical indication of spinal cord injury, with potential for later expansion into other neurodegenerative diseases such as stroke and multiple sclerosis.

Products Under Development

Product Candidates

AST-VAC1 and AST-VAC2, Cancer Vaccine Candidates Targeting Telomerase

We are developing two experimental immunotherapeutic programs, AST-VAC1 and AST-VAC2, each designed to attack cancer cells by targeting the cancer cell’s expression of telomerase. Both product candidates use an immune cell type known as dendritic cells to stimulate immune responses to telomerase. Dendritic cells are antigen processing and presenting cells which are potent initiators of a cellular and antibody-mediated immune response Telomerase is a ubiquitous cancer antigen, expressed at high levels in nearly all human cancers, but at very low levels or not at all in normal human cells. The premise underlying these vaccines is to “teach” the patient’s own immune system to attack cancer cells while sparing other normal healthy cells.

AST-VAC1: Autologous Telomerase-loaded, Dendritic Cells

AST-VAC1 is an autologous product candidate, or a product that is derived from cells that come from the treated patient. AST-VAC1 consists of mature antigen-presenting dendritic cells pulsed with RNA for the protein component of human telomerase (“hTERT”) and a portion of a lysosomal targeting signal ("LAMP"). LAMP directs the telomerase RNA to the lysosome, the subcellular organelle that directs the RNA to a particular part of the cell membrane. AST-VAC1 is injected into the patient’s skin, with the objective of the dendritic cells to travel to the lymph nodes and instruct cytotoxic T-cells to kill tumor cells that express telomerase on their surface.

A Phase 2 clinical trial of AST-VAC1 was conducted at six U.S. medical centers in patients with acute myeloid leukemia (“AML”) in complete clinical remission. The trial examined the safety and feasibility of a prime-boost vaccination regimen (an initial injection ("prime") followed by multiple additional injections ("boost") to generate and extend the duration of telomerase immunity. This trial completed patient enrollment in December 2009. Thirty three patients with AML entered the study in their first or second complete remission. Prior to or shortly after completing consolidation chemotherapy, patients underwent leukapheresis, a process of collecting of white blood cells directly from the patient. AST-VAC1 was produced at a centralized manufacturing facility from the patient-specific white blood cells. Patient blood cells were differentiated to dendritic cells in culture, modified to express telomerase linked to the LAMP targeting signal, aliquoted and cryopreserved. AST-VAC1 was released for patient dosing contingent on several product specifications that included identity of mature dendritic cells, confirmation of telomerase expression, number of viable cells per dose after thawing, and product sterility.

AST-VAC1 was successfully manufactured and released in 24 out of the 33 patients enrolled in the study. Three patients progressed prior to vaccination, therefore only 21 of the 24 patients for whom AST-VAC1 was successfully manufactured and released received vaccine. The 21 patients were vaccinated weekly for six weeks, with AST-VAC1 administered intra-dermally (injection into the skin), followed by a non-treatment period of four weeks, and then subsequent boost injections every other week for 12 weeks. Monthly extended boost injections were then administered until the vaccine product supply was depleted or the patient relapsed.

Twenty-one patients received AST-VAC1 in the study, including 19 in clinical remission and two in early relapse. AST-VAC1 was found to have a favorable safety and tolerability profile in this study over multiple vaccinations, with up to 32 serial vaccinations administered (median = 17). Idiopathic thrombocytopenic purpura (bleeding into the skin caused by low platelets in blood) (grade 3-4) was reported in one patient. Other toxicities (grade 1-2) included rash or headache. These data from the trial were presented at the December 2010 American Society of Hematology annual meeting.

Patient immune response to telomerase after vaccination with AST-VAC1 was evaluated using a test called the enzyme-linked immunosorbent spot (“ELISPOT”) assay to measure the presence of activated T-cells specific to hTERT. Positive immune responses were detected in 55% of patients.

We have performed follow-up data collection on the 19 patients treated in complete remission to determine the long term effects of the AST-VAC1 administration on remission duration and disease-free survival. The results of this data collection were reported in an oral presentation at the American Society of Clinical Oncology annual meeting in May 2015. Eleven of 19 patients (58%) remained in complete remission at a median follow-up of 52 months. These results compare to historical data suggesting that between 20-40% of patients would be expected to be relapse free at 3-4 years. Additionally, of the 7 patients in the higher risk over 60 year old group, 4 (57%) remained relapse free at a median follow up of 54 months. Historically, relapse free survival rates in this population have been 10-20% at 3-4 years. We are in the process of preparing a manuscript describing our findings, and performing certain process development, clinical and regulatory activities.

We have conducted an End of Phase 2 meeting with the FDA with the goal of reviewing the proposed clinical development plan for AST-VAC1. In February 2016, we announced that the FDA indicated general agreement with Asterias' proposed development plan for registration of AST-VAC1 through a single Phase 3 trial to support an accelerated development pathway and BLA filing. In this study, Asterias will assess the impact of AST-VAC1 compared to placebo on the duration of relapse-free-survival as the primary endpoint, and on overall survival as the secondary endpoint in patients who have achieved complete remission using standard therapies. The proposed trial will include AML patients 60 years and older, along with younger individuals who are at high risk for relapse and are not candidates for allogeneic bone marrow transplantation. Pending positive results, this trial could be the basis for accelerated approval of AST-VAC1. We currently plan to submit a request for a Special Protocol Assessment (SPA) to the FDA to confirm the primary endpoint and other design elements of this pivotal Phase 3 trial.

AST-VAC2: hES Cell-Derived Allogeneic Dendritic Cells

AST-VAC2 is an allogeneic, or non-patient specific, cancer vaccine candidate designed to stimulate patient immune responses to telomerase. AST-VAC2 is produced from hES cells and can be modified with any antigen. We believe that the use of hES, as opposed to collecting and using the patient’s own blood, as the starting material for AST-VAC2 provides a scalable system for the production of a large number of vaccine doses in a single lot. Allogeneic vaccine production has the potential to have lower manufacturing costs, “off-the-shelf” availability and broader patient availability, and ensure product consistency. In addition, we believe that this approach has the potential to stimulate a more robust immune response through an adjuvant effect of the immune mismatch between the genetic makeup of AST-VAC2 and patients. Further, we believe AST-VAC2 may be synergistic with immune checkpoint inhibitors currently in development for many cancer indications. This is because immune checkpoint inhibitors function by relieving suppressive mechanisms exerted on T-cells by the tumor, whereas AST-VAC2 is designed to specifically target the T-cells to attack the telomerase expressing tumor cells.

Product Development Strategy for AST-VAC2

During September 2014, we entered into a Clinical Trial and Option Agreement with Cancer Research UK (“CRUK”) with CRUK and Cancer Research Technology Limited, (“CRT”), a wholly-owned subsidiary of CRUK the “CRUK Agreement”. Under the CRUK Agreement, CRUK has agreed to fund Phase 1/2 clinical development of our AST-VAC2 product candidate loaded with the same LAMP-telomerase construct we have used in AST-VAC1. Under the terms of the CRUK Agreement, we are responsible, at our own cost, for completing process development and manufacturing scale-up of the AST-VAC2 manufacturing process and transferring the resulting cGMP-compatible process to CRUK. CRUK is responsible, at its own cost, for manufacturing clinical grade AST-VAC2 and for carrying out the Phase 1/2 clinical trial of AST-VAC2.

In January 2016 we announced that we had completed the technology transfer of the AST-VAC2 manufacturing process to CRUK. CRUK is now verifying and scaling up the production of AST-VAC2 in their facility in preparation for pilot and full cGMP campaigns. Upon successful completion of AST-VAC2 production campaigns, Cancer Research UK’s Centre for Drug Development (“CDD”) will submit a Clinical Trial Authorization application to the UK regulatory authorities for the Phase 1/2 clinical trial in non-small cell lung cancer, which will be sponsored, managed and funded by CDD. The clinical trial will examine the safety, immunogenicity and activity of AST-VAC2 and position the immunotherapy to be tested for numerous clinical indications. We will continue to serve in a collaborative and advisory role with CRUK throughout this process.

Upon completion of the Phase 1/2 study, we will have an exclusive first option to acquire the data generated in the trial. If we exercise that option we will be obligated to make payments upon the execution of the license agreement, upon the achievement of various milestones, and then royalties on sales of products. In connection with the CRUK Agreement, we sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to us by third parties. We would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

AST-OPC1 Glial Progenitor Cells

Our AST-OPC1 product candidate is comprised of oligodendrocyte progenitor cells, which are cells that become oligodendrocytes after injection, derived from a cGMP master cell bank of undifferentiated hES cells that has been fully qualified for human use. These cells, which are stored frozen until ready for use, are produced under cGMP conditions and screened for adventitious agents.

Oligodendrocytes are nature’s neuronal insulating cells. Like the insulation covering an electrical wire, oligodendrocytes enable the conduction of electrical impulses along nerve fibers throughout the central and peripheral nervous system. They are also known to promote neural growth, as well as induce blood vessel formation around nerve axons. AST-OPC1 cells reproduce all of the natural functions of oligodendrocytes in animal models, including: producing myelin that wraps around nerve fibers; producing neurotrophic factors which encourage neuro-regeneration and sprouting of new nerve endings, and inducing new blood vessels which provide nutrients and remove waste matter from neural tissue as it functions in the body.

The pathology of spinal cord injury involves extensive loss of the myelin sheath produced by oligodendrocytes at the site of injury.

There are currently no drugs approved by the United States Food and Drug Administration (“FDA”) specifically for the treatment of spinal cord injury, although methylprednisolone, a corticosteroid generally used as an anti-inflammatory drug, is sometimes prescribed on an off-label basis to reduce acute inflammation in the injured spinal cord immediately after injury. It is believed that in order to effect substantial benefit in treating this complex injury, multiple mechanisms of action are required, such as re-myelination of the demyelinated axons, generation of new blood vessels to repair the ischemic damage from injury, and the presence of biologics that cause neuro-sprouting or new nerve growth to enable the severed axons to repair. In studies to date, AS-OPC1 cells have been shown to exhibit all three effects.

Multiple studies in a validated rat model of spinal cord injury have been performed using AST-OPC1. These studies have shown that a single injection of AST-OPC1 cells at the site of injury produces durable re-myelination, new blood vessel formation, and new neuronal sprouting, all of which result in sustained and significant improvement in the animal’s locomotion within several months after injection. These data provided the rationale to initiate testing of AST-OPC1 to treat acute spinal cord injury in humans.

Phase I Safety Trial

After FDA authorization, AST-OPC1 was tested in patients with acute spinal cord injury beginning in October 2010. The trial was an open label design conducted at seven U.S. neuro-trauma sites. Five subjects were treated in the trial, each of whom had a sub-acute functional complete thoracic (chest) spinal cord lesion. Patients enrolled in the study received a single dose of 2 x 10 6 cells at the injury site between seven and 14 days after injury. All subjects received temporary low dose immune suppression treatment for 60 days. The primary endpoint of the study was safety, with secondary endpoints of neurologic function assessed by five different validated measures of sensory and motor function. Each subject received a screening MRI, and if treated and entered into the treatment protocol, received eight follow-up MRIs in the first year and multiple physical exams and laboratory testing. The patients then entered a separate protocol after the first year which will follow them intermittently over a period of 15 years.

As of March 23, 2016, the first patient has completed all five years of their follow-up data set and the remaining 4 patients have completed their four year follow-up data set. No surgical complications during or post-surgery have been observed, and there have been no significant adverse events to date in any patient attributable to the AST-OPC1 product, the surgery to deliver the cells, or the immunosuppressive regimen. There have been five minor adverse events possibly related to AST-OPC1 such as transient fever and nerve pain. There have been no unexpected neurological changes to date, nor has there been evidence of adverse changes or cavitation on multiple MRIs. MRI results in four of the five subjects are consistent with prevention of lesion cavity formation. Immune monitoring, conducted in some of the patients, has not detected any evidence of immune responses to AST-OPC1 at time periods of up to one year post-transplant.

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

We initiated enrollment of the Phase I/IIa dose escalation trial of AST-OPC1 in patients with complete cervical injuries in March 2015. The trial is designed to assess safety and activity of three escalating doses of AST-OPC1 in complete cervical SCI, the first targeted indication for AST-OPC1. The trial is an open-label, single-arm study in patients with sub-acute, C-5 to C-7, neurologically complete cervical SCI. These individuals have lost all sensation and movement below their injury site with severe paralysis of the upper and lower limbs. AST-OPC1 will be administered 14 to 30 days post-injury. Patients will be followed by neurological exams and imaging methods to assess the safety and activity of the product. We completed enrollment in the first (2 million cells) dose cohort in August 2015. No serious adverse events related to AST-OPC1, the administration procedure, or the immunosuppressive regimen have been observed to date. We are currently open for enrollment in the second (10 million cells) cohort. Following collection of initial safety data from this second dose cohort, we plan to seek FDA concurrence to increase the robustness of the proof of concept in the Phase I/IIa clinical trial by expanding enrollment. Asterias has received a Strategic Partnerships Award grant from the California Institute for Regenerative Medicine, which provides for up to $14.3 million of non-dilutive funding for the Phase I/IIa clinical trial and other product development activities for AST-OPC1, subject to achieving certain milestones.

Additionally, in February 2016, we announced that the FDA had granted our application for Orphan Drug Designation of AST-OPC1 for the treatment of acute spinal cord injury.

AST-OPC1 CIRM Grant

The California Institute for Regenerative Medicine, or CIRM, provided us a Strategic Partnerships Award grant that provides for up to $14.3 million of non-dilutive funding for the Phase I/IIa clinical trial and other product development activities for AST-OPC1, subject to achieving certain milestones. The grant will provide partial funding for the SCIStar study and for product development efforts to refine and scale manufacturing methods to support commercialization. Under our amended agreement effective March 2, 2016, CIRM will disburse the grant funds to us contingent on our achievement of certain specific progress milestones. As the distributions of the CIRM grant are subject to meeting certain milestones, there can be no assurance that we will receive the entire amount granted. In addition, pursuant to the Award, we agreed to notify and report to CIRM information relating to serious adverse events, studies, press releases clinical trial information and routine communications in accordance with an agreed schedule.

As of March 28, 2016, we have received $7.8 million of payments from CIRM, and recent progress on the Phase l/2a dose escalation trial for OPC-1 is expected to result in a further $2.5 million payment under the terms of the existing CIRM award grant.

Failure to timely achieve milestones or otherwise satisfy CIRM regarding any delay could lead CIRM to suspend payments. The foregoing description of our arrangement with CIRM is a summary only and is qualified by reference to the Notice of Grant Award, dated as of October 16, 2014, the Amendment to Notice of Grant Award, dated as of November 26, 2014, and Amendment No. 2 to the Notice of Grant Award, dated as of March 2, 2016 between us and CIRM.

We will need to raise additional capital in order to conduct the Phase I/IIa clinical trial and any subsequent clinical trial and product development work. We intend to apply for a supplementary CIRM grant to provide funding for the clinical trial expansion.

Manufacturing and Process Development Technologies

We have sufficient existing clinical grade lots of AST-OPC1 for the ongoing Phase 1/2 trial, and cGMP master and working cell banks of undifferentiated human embryonic stem (hES) cells of the H1 and H7 cell lines. Both the H1 and H7 hES cell lines have been routinely expanded under either cGMP (H1) or pilot (H7) conditions. No limit to the expandability of hES cell lines has been observed. The cGMP cell banks of undifferentiated hES cells have been qualified for human biologics production per FDA guidelines. They exhibit normal chromosomal structure and are considered suitable for the production of biologics for human clinical use.

Additionally we have completed construction of and are currently validating a cGMP manufacturing facility at our Fremont, California headquarters. This facility is intended for use to produce additional cGMP cell banks and AST-OPC1 to supply Phase 3 clinical development and early commercial drug supply.

Intellectual Property

Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technologies and any improvements that we consider important to the development and implementation of our business and strategy. In addition to relying on patents, we rely on trade secrets, know-how, and continuing technological advancement to maintain our competitive position. We will enter into intellectual property, invention, and non-disclosure agreements with our employees, and it will be our practice to enter into confidentiality agreements with our consultants. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how, or that others may not independently develop similar trade secrets and know-how or obtain access to our trade secrets, know-how, or proprietary technology.

Our success depends, in part, upon our ability to obtain and maintain patent and other intellectual property protection for our product candidates including compositions-of-matter, dosages, and formulations, manufacturing methods, and novel applications, uses and technological innovations related to our product candidates and core technologies. We also rely on trade secrets, know-how and continuing technological innovation to further develop and maintain our competitive position. Our business would be negatively impacted if we are not successful in developing additional proprietary technologies that are patentable.

We cannot ensure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications that may be filed by us in the future, nor can we ensure that any of our existing or subsequently granted patents will be useful in protecting our drug candidates, technological innovations, and processes. The claims of any patents that are issued may not provide meaningful protection, may not provide a basis for commercially viable products or may not provide us with any competitive advantages. Because of the extensive time required for clinical development and regulatory review of a product candidate, it is possible that any patent related to our product candidates may expire before any of our product candidates can be commercialized, or may remain in force for only a short period of time following commercialization, thereby reducing the advantage afforded by any such patent. In addition, others may independently develop similar or alternative technologies, duplicate any of our technologies and, if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. Therefore, our competitors may be able to commercialize similar products, or may be able to duplicate our business strategy, without infringing our patents or otherwise using our intellectual property.

The protection afforded by any particular patent depends upon many factors, including the type of patent, scope of coverage encompassed by the granted claims, availability of extensions of patent term, availability of legal interpretation of patent laws in the United States and other countries that could diminish our ability to protect our inventions and to enforce our intellectual property rights. Furthermore, others may have patents that relate to our technology or business that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents. Accordingly, while our ability to maintain and solidify our proprietary position for our products and core technologies will depend, in part, on our success in obtaining and enforcing valid patent claims, we cannot predict with certainty the enforceability of any granted patent claims or of any claims that may be granted from our patent applications.

The biotechnology and pharmaceutical industries are characterized by extensive litigation and other challenges regarding patents and other intellectual property rights that involve complex legal and factual questions making our patent position generally uncertain. Any existing or subsequently granted patents may be challenged, invalidated, found unenforceable, circumvented or infringed. We have been in the past and are currently involved in administrative proceedings with respect to our patents and patent applications and may, as a result of our extensive portfolio, be involved in such proceedings in the future. Additionally, in the future, we may claim that a third party infringes our intellectual property or a third party may claim that we infringe its intellectual property. In any of the administrative proceedings or in litigation, we may incur significant expenses, damages, attorneys’ fees, costs of proceedings and experts’ fees, and management and employees may be required to spend significant time in connection with these actions.

A patent interference proceeding may be instituted with the United States Patent and Trademark Office (“USPTO”) when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent on patents and applications filed before March 16, 2013. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us. For patents and applications filed after March 16, 2013 a derivation proceeding may be initiated where the USPTO may determine if one patent was derived from the work of an inventor on another patent. Inventorship may also be challenged in litigation.

In addition to interference proceedings, the USPTO can reevaluate issued patents at the request of a third party seeking to have the patent invalidated. There are proceedings at the USPTO (ex parte reexamination, post grant review, or inter partes review proceeding), which allow third parties to challenge the validity of an issued patent where there is a reasonable likelihood of invalidity. As with the USPTO interference proceedings, these USPTO proceedings will be very expensive to contest and can result in the cancelation of a patent. This means that patents owned or licensed by us may be subject to further administrative challenges and may be lost if the outcome of the challenge is unfavorable to us.

There are also challenges to obtaining patents in countries outside of the United States. In particular, under European patent law and the patent laws of certain other countries, oppositions to the issuance of patents may be filed. These foreign proceedings can be very expensive to contest and can result in significant delays in obtaining a patent or can result in a denial of a patent application. Also in Europe, there is uncertainty about the eligibility of hES cell subject matter for a patent. The European Patent Convention prohibits the granting of European patents for inventions that concern "uses of human embryos for industrial or commercial purposes". A recent decision at the Court of Justice of the European Union interpreted parthenogeneticly produced hES cells as patentable subject matter. Consequently, the European Patent Office now recognizes that human pluripotent stem cells (including human ES cells) can be created without a destructive use of human embryos as of June 5, 2003, and patent applications relating to hES cell subject matter with a filing and priority date after this date are no longer automatically excluded from patentability under Article 53 (a) EPC and Rule 28(c) EPC.

We may benefit from a variety of regulatory frameworks in the United States, Europe, China and other territories that provide periods of non-patent-based exclusivity for qualifying drug products. See “FDA and Foreign Regulation.”

The patent portfolio that we acquired pursuant to the Asset Contribution Agreement with Geron, dated January 4, 2013 (the "Asset Contribution Agreement"), includes over 400 patents and patent applications previously owned or licensed to Geron that are directed to pluripotent stem cell-, human hES cell-, and dendritic cell-based product opportunities. The portfolio encompasses a number of cell types that can be made from hES cells, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet β cells, osteoblasts (bone cells), hematopoietic cells (blood-forming cells) and dendritic cells. Also included in the patent portfolio are technologies for growing hES cells without the need for cell feeder layers or conditioned media, and novel synthetic growth surfaces.

In addition, in February 2016, we executed a broad, non-exclusive cross-license with BioTime and its subsidiary ES Cell International Pte Ltd. Under this license, we have received: (i) non-exclusive worldwide rights in a range of therapeutic fields of use to a further 35 patents and applications relating to hES cells, and (ii) non-exclusive worldwide rights for therapeutic applications of pluripotent stem cell-derived neural and cardiac cells to 22 patents and applications relating to hydrogel formulations.

The patent positions for our two most advanced programs are summarized below.

Dendritic cells: The patent rights relevant to dendritic cells include rights licensed from third parties and various patent families directed to the growth of hES cells and their differentiation into dendritic cells. This portfolio is related to our AST-VAC1 and AST-VAC2 products. There are issued patents in the United States, Australia, Europe, Canada, China, Hong Kong, and Japan. The expiration dates of these patents range from 2019 to 2025. The commercial success of our AST-VAC1 and AST-VAC2 products depends, in part, upon our ability to exclude competition in these products with this patent portfolio, regulatory exclusivity, or a combination of both.

Neural cells: The patent rights relevant to neural cells, such as oligodendrocyte progenitor cells, include various patent families directed to the growth of hES cells and their differentiation into neural cells. These patent rights also include rights licensed from the University of California. There are issued patents in the United States, Australia, Canada, United Kingdom, Japan, China, Hong Kong, India, Korea, Singapore and Israel. The expiration dates of these patents will be within 2020 to 2030. The commercial success of our AST-OPC1 product depends, in part, upon our ability to exclude competition in this product with this patent portfolio, regulatory exclusivity, or a combination of both.

In addition, Asterias has patent protection in the Unites States and various other jurisdictions for producing cardiomyocytes, pancreatic islet cells, hepatocytes, chondrocytes, hematopoietic cells, and osteoblasts. The expiration dates of these patents range from 2020 to 2032. Should a competitor not be able to market a product covered by these patents or if Asterias cannot license these patents before their expiration, the benefits for procurement and maintenance of these rights would not be fully realized and the associated costs would not be fully reimbursed.

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

World-Wide Non Exclusive WARF License

On October 7, 2013, we entered into a Non-Exclusive License Agreement with the Wisconsin Alumni Research Foundation (“WARF”) under which we were granted a worldwide non-exclusive license under certain WARF patents and WARF-owned embryonic stem cell lines to develop and commercialize therapeutic, diagnostic and research products. The licensed patents include patents covering methods for growth and differentiation of primate embryonic stem cells. The licensed stem cell lines include the H1, H7, H9, H13 and H14 hES cell lines.

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

ViaCyte Cross-License

As part of a settlement agreement in May 2014 related to litigation in the United States District Court for the Northern District of California (Civil Action No. C12-04813), ViaCyte, Inc. (“ViaCyte”) and Asterias granted to each other a royalty free, fully paid license to each other’s technology relating to endoderm lineage cells including definitive endoderm and gut endoderm cells, only to the extent necessary to allow the licensee to make, use, sell, offer for sale, or import endodermal lineage cells. The Asterias patents that were licensed to ViaCyte in the settlement include those based on U.S. Patent Application No. 11/262,633. The ViaCyte patents that were licensed to us in the settlement included those based on U.S. Patent Application Nos. 11/021,618, 12/093,590, 10/584,338, 11/165,305, 11/317,387, and 11/860,494.

Royalty Agreement with Geron

In connection with our acquisition of Geron’s stem cell assets, we entered into a Royalty Agreement with Geron pursuant to which we agreed to pay Geron a 4% royalty on net sales (as defined in the Royalty Agreement), by us or any of our affiliates or sales agents, of any products that we develop and commercialize that are covered by the patents Geron contributed to us. In the case of sales of such products by a person other than us or one of our affiliates or sales agents, we will be required to pay Geron 50% of all royalties and cash payments received by us or by our affiliate in respect of a product sale. Royalty payments will be subject to proration in the event that a product covered by a patent acquired from Geron is sold in combination with another product that is not covered by a patent acquired from Geron. The Royalty Agreement will terminate at the expiration or termination date of the last issued patent contributed by Geron under the Royalty Agreement. We estimate that the latest patent expiration date will be 2032.

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

Services Agreement with Cell Therapy Catapult Services Limited

We entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to us, certain background intellectual property and will develop a scalable manufacturing and differentiation process for our human embryonic stem cell derived AST-VAC2 allogeneic (non-patient specific) dendritic cancer vaccine development program. In consideration for the license and Catapult’s performance of services, we agreed to make aggregate payments of up to GBP £4,350,000 over the next five years. At our option of, up to GBP £3,600,000 of such payments may be settled in shares of our Series A Common Stock.

The Services Agreement may be terminated by we for any reason upon 60 days prior written notice. Catapult may terminate the Services Agreement on 60 days prior written notice if it encounters a technical issue that would prevent it from completing the services at all or without obtaining additional resources, or if the estimated time and cost of completing the services will be exceeded and both parties do not reach agreement on revised time and cost terms. Catapult may terminate the Services Agreement in the event we fail to pay any amount due under the Services Agreement 30 days after Catapult makes a written demand for payment. In addition, a non-breaching party may terminate the Services Agreement upon the occurrence a material breach that is not remedied within 30 days. Either party may terminate the Services Agreement in the event the other party becomes subject to insolvency, receivership, liquidation, or a similar event.

Manufacturing

We entered into a new lease for a 44,000 square foot facility in Fremont, California at which we constructed a cGMP compliant facility for the production of our product candidates that cost approximately $4.9 million of which we used $4.4 million in a tenant improvement allowance from the landlord. Construction began at the Fremont facility during the first quarter of 2015 and all facilities were moved in during the fourth quarter of 2015. The lease on our Menlo Park facility expired in January 2016.

Marketing

Because our planned products are still in the research and development stage, we will not initially need to have our own marketing personnel. If we are successful in developing marketable products, we will need to build our own marketing and distribution capability for our products, which would require the investment of significant financial and management resources, or we will need to find collaborative marketing partners, independent sales representatives, or wholesale distributors for the commercial sale of those products.

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

Clinical trials are generally conducted in three “phases.” Phase 1 clinical trials are conducted in a small number of healthy volunteers or volunteers with the target disease or condition to assess safety. Phase 2 clinical trials are conducted with groups of patients afflicted with the target disease or condition in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety, in which case it is referred to as a Phase 1/2 trial. Phase 3 trials are large-scale, multi-center, comparative trials and are conducted with patients afflicted with the target disease or condition in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the clinical trial based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the intended patient population. All adverse events must be reported to the FDA. Monitoring of all aspects of the study to minimize risks is a continuing process. The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product.

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

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of us placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Additional Information

We were incorporated in September 2012 under the name BioTime Acquisition Corporation in the state of Delaware. We changed our name to Asterias Biotherapeutics, Inc. in March 2013. Our principal executive offices are located at 6300 Dumbarton Circle, Fremont, California 94555. Our telephone number is 510-456-3800. We currently maintain an Internet website at www.asteriasbiotherapeutics.com.

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

Employees

As of March 16, 2016 we employed 41 persons on a full time basis. Seventeen of our employees hold Ph.D. degrees in one or more fields of science. None of our employees are subject to a collective bargaining agreement. All of our employees are based in the United States.

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

Risks Related to Our Business Operations

We have a history of operating losses and negative cash flows

Since our inception in September 2012, we have incurred operating losses and negative cash flow, and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the fiscal years ended December 31, 2015, 2014, and 2013 were $15.0 million, $10.1 million, and $22.4 million respectively, and we had an accumulated deficit of $48.2 million and $33.2 million as of December 31, 2015 and 2014, respectively. Our net loss for the year ended December 31, 2013 and our accumulated deficit as of that date include $17.5 million charged as in-process research and development expenses (“IPR&D”) in accordance with Accounting Standards Codification (“ASC”) 805-50 on account of our acquisition of certain assets from Geron. See Notes 2 and 3 to the Financial Statements. BioTime previously funded our formation and operating costs but we do not expect BioTime to continue to do so in the future. We have limited cash resources and will depend upon future equity financings, research grants, financings through collaborations with third parties, and sales of BioTime common shares that we have as a source of funding for our operations. There is no assurance that we will be able to obtain the financing we need from any of those sources, or that any such financing that may become available will be on terms that are favorable to us and our shareholders.

Failure to attract and retain skilled personnel and key relationships could impair our research and development efforts

Our operations are still in the start-up stage and we had only 38 employees as of December 31, 2015. We will need to recruit and hire additional qualified research scientists, laboratory technicians, clinical development, and management personnel. Competition for these types of personnel is intense and we may experience delays in hiring the qualified people that we need. The inability to attract and retain sufficient qualified management, scientific, or technical personnel may significantly delay or prevent the achievement of our product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. We partially rely on BioTime to provide financial accounting management and personnel, human resources, and intellectual property management. We will also rely on consultants and advisors who are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to perform services for us.

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

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend

Our stem cell research program will be directed primarily by our President of Research and Development, Dr. Jane S. Lebkowski, our Chief Operating Officer, Dr. Katharine E. Spink, and our Chief Medical Officer, Dr. Edward D. Wirth. The loss of their services could have a material adverse effect on us.

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

Risks Related to Our Intellectual Property

If our efforts to protect our proprietary technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties to the extent that our patents, trade secrets, and contractual position allow us to do so. Any disclosure to or misappropriation by third parties of our trade secrets or confidential information could compromise our competitive position. Moreover, we are involved in, have in the past been involved in, and may in the future be involved in legal or administrative proceedings involving our intellectual property and initiated by third parties, which proceedings can result in significant costs and commitment of management time and attention. As our product candidates continue in development, third parties may attempt to challenge the validity and enforceability of our patents and proprietary information and technologies.

We also are involved in, have in the past been involved in, and may in the future be involved in initiating legal or administrative proceedings involving the product candidates and intellectual property of our competitors. These proceedings can result in significant costs and commitment of management time and attention, and there can be no assurance that our efforts would be successful in preventing or limiting the ability of our competitors to market competing products. Composition-of-matter patents relating to the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection not limited to any one method of use. Method-of-use patents protect the use of a product for the specified method(s), and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates.

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the United States and other countries are typically not published until 18 months after filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for United States patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the United States, the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The United States moved to a “first to file” system under the Leahy-Smith America Invents Act, or AIA, effective March 16, 2013. The effects of this change and other elements of the AIA are currently unclear, as the United States Patent and Trademark Office, or USPTO, is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined. This new system also includes new procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in opposition or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to assign their inventions to us, and we require all of our employees, consultants, advisors and any third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business and operations.

Intellectual property disputes with third parties and competitors may be costly and time consuming, and may negatively affect our competitive position.

Our commercial success may depend on our avoiding infringement of the patents and other proprietary rights of third parties as well as on enforcing our patents and other proprietary rights against third parties. Pharmaceutical and biotechnology intellectual property disputes are characterized by complex, lengthy and expensive litigation over patents and other intellectual property rights. We may initiate or become a party to, or be threatened with, future litigation or other proceedings regarding intellectual property rights with respect to our product candidates and competing products.

As our product candidates progress toward commercialization, we or our collaboration partners may be subject to patent infringement claims from third parties. We attempt to ensure that our product candidates do not infringe third party patents and other proprietary rights. However, the patent landscape in competitive product areas is highly complex, and there may be patents of third parties of which we are unaware that may result in claims of infringement. Accordingly, there can be no assurance that our product candidates do not infringe proprietary rights of third parties, and parties making claims against us may seek and obtain injunctive or other equitable relief, which could potentially block further efforts to develop and commercialize our product candidates. Any litigation involving defense against claims of infringement, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time.

We intend, if necessary, to vigorously enforce our intellectual property in order to protect the proprietary position of our product candidates. Active efforts to enforce our patents may include litigation, administrative proceedings, or both, depending on the potential benefits that might be available from those actions and the costs associated with undertaking those efforts against third parties. We carefully review and monitor publicly available information regarding products that may be competitive with our product candidates and assert our intellectual property rights where appropriate.

We may consider administrative proceedings and other means for challenging third party patents and patent applications. Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the USPTO or through other comparable proceedings, such as oppositions or invalidation proceedings, before foreign patent offices. An unfavorable outcome in any such challenge could require us to cease using the related technology and to attempt to license rights to it from the prevailing third party, which may not be available on commercially reasonable terms, if at all, in which case our business could be harmed. Even if we are successful, participation in administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and time on the part of our management and other employees.

Furthermore, there is a risk that any public announcements concerning the status or outcomes of intellectual property litigation or administrative proceedings may adversely affect the price of our stock. If securities analysts or our investors interpret such status or outcomes as negative or otherwise creating uncertainty, our common stock price may be adversely affected.

Our reliance on third parties and agreements with collaboration partners requires us to share our trade secrets, which increases the possibility that a competitor may discover them or that our trade secrets will be misappropriated or disclosed.

Our reliance on third party contractors to develop and manufacture our product candidates is based upon agreements that limit the rights of the third parties to use or disclose our confidential information, including our trade secrets and know-how. Despite the contractual provisions, the need to share trade secrets and other confidential information increases the risk that such trade secrets and information are disclosed or used, even if unintentionally, in violation of these agreements. In the highly competitive markets in which our product candidates are expected to compete, protecting our trade secrets, including our strategies for addressing competing products, is imperative, and any unauthorized use or disclosure could impair our competitive position and may have a material adverse effect on our business and operations.

In addition, our collaboration partners are larger, more complex organizations than ours, and the risk of inadvertent disclosure of our proprietary information may be increased despite their internal procedures and contractual obligations in place with our collaboration partners. Despite our efforts to protect our trade secrets and other confidential information, a competitor’s discovery of such trade secrets and information could impair our competitive position and have an adverse impact on our business.

We have an extensive worldwide patent portfolio. The cost of maintaining our patent protection is high and maintaining our patent protection requires continuous review and compliance in order to maintain worldwide patent protection. We may not be able to effectively maintain our intellectual property position throughout the major markets of the world.

The USPTO and foreign patent authorities require maintenance fees and payments as well as continued compliance with a number of procedural and documentary requirements. Noncompliance may result in abandonment or lapse of the subject patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance may result in reduced royalty payments for lack of patent coverage in a particular jurisdiction from our collaboration partners or may result in competition, either of which could have a material adverse effect on our business.

We have made, and will continue to make, certain strategic decisions in balancing costs and the potential protection afforded by the patent laws of certain countries. As a result, we may not be able to prevent third parties from practicing our inventions in all countries throughout the world, or from selling or importing products made using our inventions in and into the United States or other countries. Third parties may use our technologies in territories in which we have not obtained patent protection to develop their own products and, further, may infringe our patents in territories which provide inadequate enforcement mechanisms, even if we have patent protection. Such third party products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and we may encounter significant problems in securing and defending our intellectual property rights outside the United States.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, and could put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not granting, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings that we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Intellectual property rights do not address all potential threats to any competitive advantage we may have.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and intellectual property rights may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make cellular treatments that are the same as or similar to our current or future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.

•	We or any of our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.

•	We or any of our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	The prosecution of our pending patent applications may not result in granted patents.

•	Granted patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

•	Patent protection on our product candidates may expire before we are able to develop and commercialize the product, or before we are able to recover our investment in the product.

•	Our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for such activities, as well as in countries in which we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in markets where we intend to market our product candidates.

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

As of March 23, 2016, BioTime owns approximately 56.7% of our issued and outstanding Series A Shares. Because BioTime owns a majority of the outstanding Series A Shares, it has the voting power to elect our entire Board of Directors. Presently, four of the eight members of our Board of Directors are also directors or officers of BioTime, and another director is an employee of Broadwood Capital, Inc., which is the general partner of Broadwood Partners, L.P., the partnership that is the largest shareholder of BioTime. Some of our directors also serve on the Boards of Directors of one or more of BioTime’s other subsidiaries. The relationship of our directors with BioTime means that we will not have a Board of Directors making business decisions on our behalf independent from BioTime. Even those of our directors who do not serve on the BioTime Board of Directors will be elected to our Board of Directors by BioTime, and they may be removed from our Board by BioTime, as the majority shareholder.

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

•	We and BioTime or any of its other subsidiaries may determine to engage in research and development of the same or similar products or technologies, or products that would otherwise compete in the market place. Even if we utilize different technologies than BioTime or its other subsidiaries, we could find ourselves in competition with them for research scientists, financing and other resources, licensing, manufacturing, and distribution

•	Because we are a subsidiary of BioTime, BioTime could prevent us from engaging in research and development programs, investments, business ventures, or agreements to develop, license, or acquire products or technologies that would or might compete with those owned, licensed, or under development by BioTime or any of its other subsidiaries.

•	BioTime may determine that some of our patents or technology would be useful in its business or that of another BioTime subsidiary, and BioTime or another BioTime subsidiary may hold patents or technology that we may determine would be useful in our business. In such cases we may enter into license or sublicense agreements with BioTime or another BioTime subsidiary for the use of such patents or technology. Conflicts of interest will arise in determining the scope and financial terms of any such licenses or sublicenses, including the fields of use permitted, licensing fees, and royalties, if any, and other matters.

•	BioTime and its other subsidiaries will engage for their own accounts in research and product development programs, investments, and business ventures, and we will not be entitled to participate or to receive an interest in those programs, investments, or business ventures. BioTime and its other subsidiaries will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by us or by BioTime or by any of BioTime’s other subsidiaries. Our respective boards of directors will have to determine which company should pursue those opportunities, taking into account relevant facts and circumstances at the time, such as the financial and other resources of the companies available to acquire and utilize the opportunity, and the best “fit” between the opportunity and the business and research and development programs of the companies. However, since BioTime will have the ultimate power to elect the members of our Board of Directors, BioTime may have the ultimate say in decision making with respect to the allocation of opportunities

•	If we enter into any patent or technology license or sublicense, or any other agreement with BioTime or with another BioTime subsidiary, the BioTime companies that are parties to the agreement may have a conflict of interest in determining how and when they should enforce their rights under the agreement if the other BioTime company that is a party were to default or otherwise fail to perform any of its obligations under the agreement.

•	One of our significant assets is 3,852,880 BioTime common shares that we held as of December 31, 2015. Through the Asset Contribution Agreement we acquired 8,902,077 BioTime common shares from BioTime in October 2013 and we sold a portion of those shares during June 2014. We expect to sell the remaining BioTime common shares from time to time, or to pledge those shares as collateral for loans, to raise capital to finance our operations. Because a sale of those shares could have a depressing effect on the market value of BioTime common shares, BioTime will have a continuing interest in the number of shares we sell, the prices at which we sell the shares, and time and manner in which the shares are sold. Further, we may need or find it desirable to sell BioTime common shares at the same time as BioTime, or other BioTime subsidiaries that hold BioTime common shares, also desire to sell some of their BioTime common shares. Concurrent sales of BioTime common shares by us, BioTime, or other BioTime subsidiaries could have a depressing effect on the market price of the BioTime common shares, lowering the price at which we and they are able to sell BioTime common shares and resulting in lower net proceeds from the sales. We plan to coordinate any future sales of our BioTime common shares with BioTime and its other subsidiaries in order to provide an orderly and controlled process for raising capital through the sale of BioTime shares. This will include an agreement as to the number of shares to be sold, the time period or “market window” for selling shares, the use of a common securities broker-dealer, and a fair allocation of net sales based on average sales prices during any trading day on which we and they sell BioTime shares.

•	Each conflict of interest will be resolved by our respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time. However, the terms and conditions of patent and technology licenses and other agreements between us and BioTime or other BioTime subsidiaries will not be negotiated on an arm’s-length basis due to BioTime’s ownership of a controlling interest in us and due to the commonality of directors serving on our respective boards of directors.

Risks Related to Our Dependence on Third Parties

We could lose our CIRM grant if we fail to meet the clinical trial milestones that are a condition to CIRM’s obligation to provide funding

We are depending upon our grant from CIRM as a source of financing for the costs of conducting our Phase 1/2a clinical trial and process development of AST-OPC1. Under the terms of the CIRM grant, as amended effective March 2, 2016, we must meet certain progress milestones pertaining to the clinical trial in order to receive additional payments. If we fail to meet the milestones, payments will be delayed.  Additionally, under the agreement CIRM has the right to suspend payment upon the occurrence of certain Suspension Events, which could force us to postpone, delay, or discontinue the clinical trial and development work for the product.

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

The price of our common stock, and the value of our assets, will be affected by changes in the value of the BioTime common shares that we own

As of December 31, 2015, we held 3,852,880 of the 8,902,077 BioTime common shares we received from BioTime under the Asset Contribution Agreement. The value of our common stock will reflect, in part, the value of the BioTime common shares that we hold. The value of the BioTime common shares we hold will vary with the price at which BioTime common shares trade in the public market. The market price of BioTime common shares will be impacted by a number of factors, including the results of BioTime’s operations.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 150,000,000 shares of common stock, consisting of 75,000,000 Series A Shares and 75,000,000 of our Series B Shares. We are also authorized to issue 5,000,000 shares of “blank check” preferred stock. As of March 23, 2016, we had issued and outstanding 38,352,150 Series A Shares. We have also reserved 350,000 Series A Shares for issuance upon the exercise of outstanding warrants, and 8,000,000 Series A Shares for issuance under a stock option and stock purchase plan.

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

In addition, as previously announced, we intend to distribute warrants to our shareholders on a pro-rata basis (except for BioTime), and the exercise of such warrants, if any, could result in dilution.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We occupied an office and research facility located at 230 Constitution Drive, Menlo Park, California under a sublease from BioTime through January 2016. In November 2015, we moved to our new office and research facility located at 6300 Dumbarton Circle, Fremont, California as discussed below.

On December 30, 2013, we entered into a lease for this office and research facility located in Fremont, California, consisting of an existing building with approximately 44,000 square feet of space. The building will be used by us primarily as a laboratory and production facility that can be used to produce human embryonic stem cells and related products under current good manufacturing procedures (cGMP). We completed construction of certain tenant improvements for our use, which cost approximately $4.9 million, of which a maximum of $4.4 million was paid to us by the landlord.

The lease is for a term of 96 months commencing on October 1, 2014, with two available five-year options to extend the term, upon one year written notice from us. During the first 15 months of the lease term, from October 1, 2014 through December 31, 2015, we paid monthly base rent of $51,000 representing 22,000 square feet rather than 44,000 square feet. Beginning on January 1, 2016, base rent will increase to $105,000 per month and increase by approximately 3% annually on every October 1 thereafter.

In addition to monthly base rent, we pay all real estate taxes, insurance and the cost of maintenance, repair and replacement of the leased premises. During the first 15 months of the lease term, we will pay only 50% of the real estate taxes assessed on the premises provided that we are not in default in performing its obligations under the lease beyond any notice and cure periods. However, if any improvements or alterations to the premises that we construct or add are assessed for real property tax purposes at a valuation higher than the valuation of the improvements on the premises on the date it signed the lease, we will pay 100% of the taxes levied on the excess assessed valuation.

We also currently pays $3,300 per month for the use of approximately 120 square feet of the office space in New York City that is used to conduct meetings and other business affairs. The lease originally for one year commencing July 1, 2014 was extended through June 30, 2016 and is expected to terminate on this date.

Item 3	Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 4	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Series A Shares have been traded on the NYSE MKT under the symbol “AST” since October 7, 2014. From July 2014 through October 7, 2014 our Series A Shares traded on the OTC Bulletin Board under the ticker symbol “ASTYV.” The following table sets forth the range of high and low closing prices for our Series A Shares during 2015 and the third and fourth quarters of 2014 as report by the NYSE MKT and the OTC BB.

Quarter Ended	High	Low
September 30, 2014	$7.35	$2.07
December 31, 2014	$6.25	$3.07
March 31, 2015	$8.65	$3.30
June 30, 2015	$14.77	$3.70
September 30, 2015	$5.92	$3.48
December 31, 2015	$5.45	$3.78

Over-the-counter market quotations on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 23, 2016, we had 530 holders of record of our Series A Shares.

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2015:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Asterias Equity Compensation Plan Approved by Shareholders (1)	5,178,411	$3.17	2,067,000

(1)	Includes 48,306 restricted stock units granted under the Asterias Equity Incentive Plan.

Additional information concerning our Equity Incentive Plan, the stock options and restricted stock units may be found in Note 7 to the Financial Statements.

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

Performance Measurement Comparison (1)

The following graph compares total stockholder returns of Asterias Biotherapeutics, Inc. for the last six months beginning July 31, 2015 to two indices: the NYSE Amex Market Value – U.S. Companies (Amex Market Value) and the NYSE Arca Biotechnology Index (NYSE Arca Biotechnology Index). The total return for our stock and for each index assumes the reinvestment of dividends, although we have never declared dividends on Asterias Biotherapeutics, Inc., and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The NYSE Amex Market Value tracks the aggregate price performance of equity securities of U.S. companies listed therein. The NYSE Arca Biotechnology Index represents biotechnology companies, trading on NYSE MKT under the Standard Industrial Classification (SIC) Code Nos. 283 (Drugs) and 382 (Laboratory Apparatus and Analytical, Optical) main categories (2834: Pharmaceutical Preparations; 2835: Diagnostic Substances; 2836: Biological Products; 3826: Laboratory Analytical Instruments; and 3829: Measuring & Controlling Devices). Asterias Biotherapeutics, Inc. common stock trades on the NYSE MKT and is a component of the NYSE Amex Market Value – US Companies.

Comparison of 18 Month Cumulative Quarterly Total Return on Investment

		7/18/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015

Asterias Biotherapeutics, Inc.	Return %		69.75	-16.92	69.35	-59.00	-18.35	-18.13
	Cum $	100.00	168.33	90.00	187.22	127.78	107.50	109.17

AMEX Market Value (US Companies)	Return %		-5.27	2.68	-0.38	-5.79	-8.13	-7.67
	Cum $	100.00	97.37	90.99	94.53	88.08	74.46	70.76

NYSE Arca Biotechnology Index	Return %		-1.22	0.12	2.76	0.74	-9.84	0.66
	Cum $	100.00	113.60	126.42	146.72	154.09	126.21	140.82

Asterias Biotherapeutics, Inc., the Amex Market Value and Amex Biotechnology Index(2)

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of BioTime under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Shows the cumulative total return on investment assuming an investment of $100 in each of Asterias Biotherapeutics, Inc., the Amex Market Value and NYSE Arca Biotechnology Index on July 18, 2014. The cumulative total return on Asterias stock has been computed based on a price of $3.60 per share, the price at which Asterias’ shares closed on July 18, 2014.

Item 6.	Selected Financial Data (in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

REVENUES:
Royalties from product sales	$535	$189	$-
Sale of cell lines	40	-	-
Grant income	3,007	1,035	-
Total revenues	3,582	1,224	-

Cost of sales	(268)	(95)	-

Gross profit	3,314	1,129	-

OPERATING EXPENSE:
Research and development	(17,321)	(13,310)	(4,319)
Acquired in-process research and development(1)	-	-	(17,459)
General and administrative	(7,901)	(5,280)	(3,883)
Total operating expenses	(25,222)	(18,590)	(25,661)
Loss from operations	(21,908)	(17,461)	(25,661)
OTHER INCOME/(EXPENSE):
Interest expense, net	(341)	(10)	(2)
Other income (expense), net	(6)	(2)	2
Total other expense, net	(347)	(12)	-

LOSS BEFORE INCOME TAX BENEFIT	(22,255)	(17,473)	(25,661)

Deferred income tax benefit	7,252	7,376	3,281

NET LOSS	$(15,003)	$(10,097)	$(22,380)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.42)	$(0.33)	$(2.90)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	35,443	30,720	7,726

(1)	Represents the value of incomplete research and development projects acquired from Geron which Asterias intends to continue.

	December 31, 2015	December 31, 2014

Balance Sheet Data:
Cash and cash equivalents	$11,183	$3,076
Total assets	66,978	44,114
Total liabilities	21,879	11,483
Accumulated deficit	(48,239)	(33,236)
Total stockholders' equity	45,099	32,631

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand Asterias’ audited financial statements for the years ended December 31, 2015, 2014 and 2013, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of Asterias’ financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2015 as compared to 2014. This discussion should be read in conjunction with our financial statements for the period ended December 31, 2015 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of Asterias’ future performance. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors.”

Critical Accounting Policies

Revenue recognition – We comply with ASC 605-10 and record revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income is recognized as revenue when earned. Royalty revenues consist of royalty payments on sales of products under license agreements. We recognize revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as general and administrative expenses when incurred.

Available for sale securities, at fair value – Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities, including the OncoCyte common stock we hold (see Note 2 to our financial statements included elsewhere in this report), are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in other income and expense, net.

Property, plant and equipment – Property, plant and equipment includes equipment, fixtures and leasehold improvements stated at cost and depreciated using the straight-line method over a period of 36 to 120 months.

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

Warrants to purchase common stock – We generally account for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by us as of December 31, 2015 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that we may need to settle the warrants in cash. If we were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, we would record the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other income and expense in our statements of operations.

Accounting for BioTime Shares – We account for the BioTime shares we hold as available-for-sale equity securities in accordance with ASC 320-10-25, Investments-Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for future working capital purposes, as necessary. These shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses are excluded from the statements of operations and reported in equity as part of other comprehensive income or loss until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital consistent with, and pursuant to, ASC 805-50, transactions between entities under common control.

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Asterias expenses research and development costs as such costs are incurred. Research and development expenses incurred and reimbursed under grants approximate the grant income recognized in the statements of operations.

Income taxes – Beginning October 1, 2013, we began filing our own separate U.S. federal tax return. For California purposes our activity will continue to be included in BioTime’s California combined tax return. Our operations through September 30, 2013 were included in BioTime’s consolidated U.S. federal income tax return. For California, our activity beginning with the 2013 calendar year has been included in BioTime’s combined tax return. The provision for income taxes was previously determined as if we had filed separate tax returns for the periods presented. Accordingly, the effective tax rate for us in periods subsequent to December 31, 2013 could vary from its historical effective tax rates depending on our future legal structure and related tax elections. We account for income taxes in accordance with the accounting principles generally accepted in the United States, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, we are subject to income tax examinations by major taxing authorities for all years since inception. We will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2015 and 2014. Management is currently unaware of any tax issues under review.

Stock-based compensation – We adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. Consistent with those guidelines, we utilize the Black-Scholes-Merton option pricing model. Our determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by our stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because our common stock has only 18 months of trading history as of December 31, 2015, for the years ended December 31, 2015 and 2014, we estimated the expected volatility of the awards from the historical volatility of selected public companies within the biotechnology industry with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. We determined the expected volatility assumption using the frequency of daily historical prices of comparable public company’s common stock for a period equal to the expected term of the options. The expected term of options granted is based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, the key inputs and assumptions may change as we develop our own company estimates, experience and key inputs including our expected term and stock price volatility based on the trading history of our stock on the NYSE:MKT. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our financial statements.

Asterias also, at times, issues restricted stock or restricted stock units (RSUs) to its executive officers, employees, and members of its Board of Directors (the Board), which are restricted and unvested common shares issued at fair market value on the date of grant. Restricted stock and restricted stock unit compensation expense is recognized on a straight-line basis over the requisite service period of generally four years, based on the grant-date fair value of the stock. Restricted stock is considered legally issued and outstanding on the grant date.  Once the RSUs are vested, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs are not included in total common shares issued and outstanding until vested.

Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718 and FASB ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Stock option awards issued to non-employees, principally consultants and employees of BioTime or employees of BioTime subsidiaries who perform services for Asterias, are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of services received. Asterias records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the fair value of the stock options until the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached, which is generally when the stock option award vests. Compensation expense for non-employee grants is recorded on a straight-line basis in the statements of operations.

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

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period until they mature or are required to be settled, except for the investment in BioTime and OncoCyte shares, which are carried at fair value based on Level 1 inputs.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

For the years ended December 31, 2015 and 2014 we recorded net losses of $15.0 million and $10.1 million, respectively.

Revenues

The following table shows certain information about our revenues for the years ended December 31, 2015 and 2014 (in thousands, except for percentages):

	Year Ended December 31,		$ Increase/		% Increase/
	2015	2014	Decrease		Decrease
Royalties from product sales	$535	$189	$	+ 346	+ 183%
Sale of cell lines	40	-		+ 40	+ 100%
Grant income	3,007	1,035		+ 1,972	+ 191%
Total revenues	3,582	1,224		+ 2,358	+ 193%
Cost of sales	(268)	(95)		+ 173	+ 185%
Total gross profit	$3,314	$1,129	$	+ 2,185	+ 194%

Our royalty revenues from product sales is entirely from non-exclusive license agreements with Stem Cell Technologies, Inc., Corning Life Science, Life Tech, and Millipore which we assumed as part of consideration received from Geron under the Asset Contribution Agreement.

Grant income in 2015 is entirely from CIRM which awarded us a $14.3 million grant for clinical development of AST-OPC1. We received our first payment from CIRM in the amount of $917,000 during October 2014. We received the next four payments totaling $5.6 million in 2015. We received our sixth payment of $1.2 million during January 2016. Under our Amendment 2 to the Notice of Grant Award, effective March 2, 2016, the remaining $6.5 million will be dispersed to us upon our achievement of certain clinical milestones.

Expenses

The following table shows our operating expenses for the years ended December 31, 2015 and 2014 (in thousands, except for percentages):

	Year Ended December 31,		$ Increase/	% Increase/
	2015	2014	Decrease	Decrease
Research and development expenses	$17,321	$13,310	$ + 4,011	+ 30%
General and administrative expenses	7,901	5,280	+ 2,621	+ 50%

Research and development expenses – Research and development expenses increased by approximately $4 million to $17.3 million for the year ended December 31, 2015 compared to $13.3 million for the year ended December 31, 2014. The increases in research and development expenses, during 2015 are primarily attributed to an increase of $1.5 million in clinical trial expenses, an increase of $1.6 million in salaries and related benefits, an increase of $1.1 million stock based compensation, an increase of $554,000 outside services, an increase of $260,000 in legal expense, an increase of $213,000 in consulting expense, and increase of $200,000 in utilities, an increase of $177,000 in recruiting expense, an increase of $143,000 in travel related expenses, an increase of $96,000 in building maintenance and repairs, an increase of $73,000 in lab supplies, and an increase of $35,000 in allocation related expenses. The increases are offset by a decrease of $2.1 million in amortization of intangible assets.

General and administrative expenses – General and administrative expenses increased by approximately $2.6 million to $7.9 million for the year ended December 31, 2015 compared to $5.3 million for the year ended December 31, 2014. The increase in general and administrative expenses is primarily comprised of the following increases in expenses incurred: $1.0 million in stock based compensation related to general consulting, $501,000 in legal expense, $415,000 in consulting expense, $276,000 in audit and tax related services, $272,000 in investor and public relations, $267,000 in stock based compensation for outside directors, $209,000 in recruiting fees, $101,000 in travel related expenses, and $91,000 in professional development. Those increases were in part offset by a decrease of $566,000 in stock based compensation for employees and a decrease of $255,000 in salaries related expense which was mostly due to a decrease in severance pay.

Comparison of Years Ended December 31, 2014 and 2013

For the years ended December 31, 2014 and 2013 we recorded net losses of $10.1 million and $22.4 million, respectively.

Revenues

The following table shows certain information about our revenues for the years ended December 31, 2014 and 2013 (in thousands, except for percentages).

	Year Ended December 31,		$ Increase/		% Increase/
	2014	2013	Decrease		Decrease
Royalties from product sales	$189	$-	$	+ 189	+ 100%
Grant income	1,035	-		+ 1,035	+ 100%
Total revenues	1,224	-		+ 1,224	+ 100%
Cost of sales	(95)	-		+ 95	+ 100%
Total gross profit	$1,129	$-	$	+ 1,129	+ 100%

Our royalty revenues from product sales is entirely from non-exclusive license agreements with Stem Cell Technologies, Inc., Corning Life Science, Life Tech, and Millipore which Asterias assumed as part of consideration received from Geron under the Asset Contribution Agreement.

Grant revenue in 2014 is entirely from CIRM which awarded us a $14.3 million grant for clinical development of AST-OPC1. CIRM will disburse the grant funds to us over four years in accordance with a quarterly disbursement schedule, subject to our attainment of certain progress and safety milestones. We received the first payment from CIRM in the amount of $917,000 during October 2014.The next four payments totaling $5.6 million were received in 2015. The sixth payment of $1.2 million was received during January 2016.
Expenses

The following table shows our operating expenses for the years ended December 31, 2014 and 2013 (in thousands, except for percentages).

	Year Ended December 31,		$ Increase/	% Increase/
	2014	2013	Decrease	Decrease
Research and development expenses	$13,310	$4,319	$ +8,991	+208%
Acquired in-process research and development expenses	-	17,459	-17,459	-100%
General and administrative expenses	5,280	3,883	+ 1,397	+36%

Research and development expenses – Research and development expenses increased by approximately $9.0 million to $13.3 million for the year ended December 31, 2014 compared to $4.3 million for the year ended December 31, 2013. In addition, during 2013 we recognized $17.5 million of IPR&D in connection with the consummation of our acquisition of assets from Geron. The increases in research and development expenses, excluding IPR&D, during 2014 were primarily attributed to an increase of $4.1 million of amortization of intangible assets acquired under Asset Contribution Agreement on October 1, 2013, and increases in expenses reflecting the ramp up of our AST-OPC1 and AST-VAC2 programs: $2.4 million of salaries, payroll related expenses and employee stock-based compensation allocated to research and development expenses, $546,000 of license and patent related expenses, $377,000 of rent and facilities maintenance related expenses allocated to research and development expenses due to a new lease in Fremont which commenced on October 1, 2014, $362,000 of laboratory expense and supplies expenses, $328,000 of outside research and services allocated to research and development expenses, $277,000 of depreciation expenses allocated to research and development expenses, $252,183 of clinical trial related expenses, $166,000 of contract manufacturing related expenses allocated to research and development expenses, $84,000 of insurance expense allocated to research and development expenses, and $54,000 of travel, lodging and meals allocated to research and development expenses.

Research and development expenses during 2013 included $17.5 million of IPR&D expense related to the assets we acquired in 2013 under the Asset Contribution Agreement. Other research and development expenses incurred during 2014 and 2013 included laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees and amortization allocated to research and development expenses.

General and administrative expenses – General and administrative expenses increased by approximately $1.4 million to $5.3 million for the year ended December 31, 2014 compared to $3.9 million for the year ended December 31, 2013. The increase in general and administrative expenses was primarily comprised of the following increases in expenses incurred:  $1.2 million of salaries, payroll related expenses and employee stock-based compensation allocated to general and administrative expenses, $196,000 of investor and public relations expenses, $184,000 in state corporation and franchise taxes, $115,000 of accounting, audit, and tax services, $98,000 of rent and facilities maintenance related expenses allocated to general and administrative expenses, $69,000 of overhead allocated from BioTime generally for accounting and corporate secretarial related services and general liability insurance allocated to general and administrative expenses, and $46,000 of cash compensation to directors. Those increases were in part offset by a decrease of $419,000 in legal expenses reflecting non-recurring expenses that we incurred in 2013 related to the Asset Contribution Agreement transactions, including preparing registration statements for filing with the SEC and a decrease of $102,000 in general office and computer supplies expenses.

Liquidity and Capital Resources

At December 31, 2015, we had $11.2 million of cash and cash equivalents on hand, held 3,852,880 BioTime common shares and 192,644 shares of OncoCyte common stock, with a market value of $15.8 million and $1.2 million, respectively. We may raise capital from time to time through the sale of our Series A Shares or other securities, and our BioTime common shares. We may sell our Series A Shares or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We may sell the BioTime common shares through Cantor Fitzgerald & Co. or such other broker-dealer as BioTime may designate. We may also sell some or all of our BioTime common shares and OncoCyte common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of our Series A Shares or other securities and our BioTime common shares. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell our Series A Shares or other securities and our BioTime common shares in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

As of March 23, 2016, we have outstanding warrants to purchase 350,000 shares of our common stock at an exercise price of $5.00 per share that will expire on September 30, 2016. We will receive $1.8 million if all of the warrants are exercised. There can be no assurance that the warrants will be exercised. In addition, as previously announced, we intend to distribute warrants to our shareholders (except for BioTime) on a pro-rata basis, and therefore to the extent such warrants are exercised, we will receive proceeds from the exercise of such warrants.

We plan to use the cash we have available to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses. We may also use available funds for any clinical trials of products that we may conduct. We expect to continue to incur operating losses and negative cash flows. BioTime contributed to the funding of our business activities from inception through December 31, 2015 but there can be no assurance they will continue to do so in the future.

We have been awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund our clinical development of AST-OPC1. The grant provides funding for us to reinitiate clinical development of AST-OPC1 in subjects with spinal cord injury, to expand clinical testing of escalating doses in the target population intended for future pivotal trials, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. CIRM has and will continue to disburse the grant funds to us over four years in accordance with a quarterly disbursement schedule, subject to our attainment of certain progress and safety milestones. We received the first payment from CIRM in the amount of $917,000 during October 2014. The next four payments totaling $5.6 million were received in 2015. The sixth payment of $1.2 million was received during January 2016. As the distributions of the CIRM grant are subject to meeting certain progress and go/no-go milestones, there can be no assurance that we will receive the entire amount granted.

Pursuant to the CRUK Agreement, CRUK has agreed to fund Phase 1/2 clinical development of our AST-VAC2 product candidate. We will, at our own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to CRUK. CRUK will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase 1/2 clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer.

Since inception, we have incurred net losses and has funded its operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At December 31, 2015, we had an accumulated deficit of $48.2 million, working capital of $19.5 million and stockholders’ equity of $45.1 million. We have evaluated our projected cash flows and believe that our cash and cash equivalents of $11.2 million as of December 31, 2015, and our available for sale securities of $17.0 million based on BioTime closing stock price of $4.10 as of December 31, 2015 will be sufficient to fund our operations at least through 2016. However, clinical trials being conducted by us will be funded in part with funds from the $14.3 million grant awarded in 2014 by the California Institute of Regenerative Medicine (“CIRM”) and not from cash on hand. If we were to lose our grant funding or if the value of our available for sale securities decreases,we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail our operations unless we are able to obtain from another source of adequate financing that could be used for our clinical trials.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our current shareholders.

Cash Flows

Cash used in operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations. During the year ended December 31, 2015, our total research and development expenditures were $17.3 million and our general and administrative expenditures were $7.9 million. Net loss for the year ended December 31, 2015 amounted to $15.0 million. Our sources of cash during 2015 primarily consisted of $535,000 from royalty revenues on product sales by licensees and a research grant payment of $5.6 million from CIRM. As of December 31, 2015 and 2014, we had a working capital surplus of $19.5 million and $11.9 million, respectively, and an accumulated deficit of $48.2 million and $33.2 million, respectively, based on our operating losses and the expensed IPR&D.

Net cash used in operating activities during the year ended December 31, 2015 amounted to $12.4 million. The difference between the net loss and net cash used in operating activities during the year ended December 31, 2015 was primarily attributable to increases in stock-based compensation paid to employees of $3.6 million, amortization of intangible assets of $2.7 million, deferred grant income of $2.5 million, accrued expenses of $584,000, depreciation expense of $564,000, shares issued to a vendor for services of $486,000, amortization of prepaid rent with BioTime stock of $85,000, and deferred rent liabilities of $85,000. The difference was offset by our deferred income tax benefit of $7.2 million, decreases in prepaid expenses and other current assets of $680,000, long term assets of $95,000, $85,000 of our expenses paid by BioTime which is reflected in “amount due to BioTime” on our December 31, 2015 Statements of Cash flows, and $24,000 in accounts payable.

Investing and financing activities

During the year ended December 31, 2015, we used $4.3 million in cash to pay for construction in progress for our Fremont facility and $313,000 to purchase equipment.

In May 2015, we received $11.7 million from the exercise of 5,000,000 warrants to purchase our common stock which were issued to Broadwood Partners, L.P and a trust previously established by George Karfunkel as part of their purchase of BioTime shares from us in June 2014.

In February 2015, we raised approximately $5.5 million in aggregate gross proceeds from the sale of 1,410,255 shares of our common stock at a price of $3.90 per share through an underwritten public offering and a private placement. Broadwood Partners, L.P., British & American Investment Trust PLC and Pedro Lichtinger purchased an aggregate of 1,025,640 of the shares. Broadwood Partners, L.P. is BioTime’s largest shareholder and one of its directors, Neal C. Bradsher, is President, and one of BioTime’s directors, Richard T. LeBuhn, is Senior Vice President, of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P. Pedro Lichtinger was our former President and Chief Executive Officer and a member of our Board of Directors. British & American Investment Trust PLC is an affiliate of a stockholder of us and BioTime.

During May, June, November, and December of 2015, we raised approximately $4.8 million in gross proceeds from the sale of 685,465 shares of our common stock at a weighted average price of $7.01 per share in “at-the-market” transactions.

During year ended December 31, 2015, we incurred financing costs of $665,000, received $29,000 in cash from the exercise of our stock options by two employees at an exercise price of $2.34 per share. We also received $3.8 million from our landlord on reimbursable construction in progress.

Contractual Obligations

As of December 31, 2015 our contractual obligations for the next five years and thereafter were as follows (in thousands):

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases (2)	$9,405	1,328	2,656	2,817	2,604
Capital lease (3)	$39	8	16	15	-

(1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.

(2)	Includes the lease of our principal office and laboratory facilities in Fremont, California, in Menlo Park, California, and our New York office.

(3)	Includes one capital lease for phone equipment.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We are not presently exposed in a significant degree to foreign exchange currency risks because we are not otherwise conducting international business at this time, and we do not engage in foreign currency hedging activities. If we engage in international transactions, we will need to translate foreign currencies into U.S. dollars for reporting purposes, and currency fluctuations could have a greater impact on our financial results.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asterias Biotherapeutics, Inc.

We have audited Asterias Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Asterias Biotherapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Asterias Biotherapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Asterias Biotherapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended and our report dated March 29, 2016 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California
March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asterias Biotherapeutics, Inc.

We have audited the accompanying balance sheets of Asterias Biotherapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asterias Biotherapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asterias Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2016 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California
March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asterias Biotherapeutics, Inc.

We have audited the accompanying statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Asterias Biotherapeutics, Inc. (the “Company”) for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinions.

In our opinion, the financial statements of Asterias Biotherapeutics, Inc. referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

New York, New York
March 17, 2014

Item 8.	Financial Statements and Supplementary Data

ASTERIAS BIOTHERAPEUTICS, INC.
BALANCE SHEET
(IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,183	$3,076
Available-for-sale securities, at fair value	17,006	14,374
Grant receivable	-	118
Landlord receivable	567	378
Prepaid expenses and other current assets	1,033	438
Total current assets	29,789	18,384

NONCURRENT ASSETS
Intangible assets, net	20,816	23,502
Property, plant and equipment, net	5,756	1,045
Construction in progress	-	406
Investment in affiliates	416	416
Deferred tax asset	9,744	-
Other assets	457	361
TOTAL ASSETS	$66,978	$44,114

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to parent, BioTime, Inc.	$530	$615
Accounts payable	747	737
Accrued expenses and other current liabilities	1,183	430
Capital lease liability	7	-
Deferred rent liability	-	2
Deferred grant income	2,513	-
Deferred tax liabilities, current portion	5,274	4,713
Total current liabilities	10,254	6,497

LONG-TERM LIABILITIES
Capital lease liability	26	-
Deferred tax liabilities, net of current portion	7,020	4,514
Deferred rent liability, net of current portion	179	94
Lease liability	4,400	378
TOTAL LIABILITIES	21,879	11,483

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000 Series A Common Stock and 75,000 Series B Common Stock; 38,228 and 30,902 shares Series A Common Stock issued and outstanding at December 31, 2015 and 2014, respectively; no Series B Common Stock issued and outstanding at December 31, 2015 and 2014	4	3
Additional paid-in capital	92,900	66,367
Accumulated other comprehensive gain (loss) on available-for-sale investments	434	(503)
Accumulated deficit	(48,239)	(33,236)
Total stockholders’ equity	45,099	32,631
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,978	$44,114

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2015	2014	2013

REVENUES:
Royalties from product sales	$535	$189	$-
Sale of cell lines	40	-
Grant income	3,007	1,035	-
Total revenues	3,582	1,224	-

Cost of sales	(268)	(95)	-

Gross profit	3,314	1,129	-

OPERATING EXPENSE:
Research and development	(17,321)	(13,310)	(4,319)
Acquired in-process research and development	-	-	(17,459)
General and administrative	(7,901)	(5,280)	(3,883)
Total operating expenses	(25,222)	(18,590)	(25,661)
Loss from operations	(21,908)	(17,461)	(25,661)
OTHER INCOME/(EXPENSE):
Interest expense, net	(341)	(10)	(2)
Other income (expense), net	(6)	(2)	2
Total other expenses, net	(347)	(12)	-

LOSS BEFORE INCOME TAX BENEFIT	(22,255)	(17,473)	(25,661)

Deferred income tax benefit	7,252	7,376	3,281

NET LOSS	$(15,003)	$(10,097)	$(22,380)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.42)	$(0.33)	$(2.90)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	35,443	30,720	7,726

The accompanying notes are an integral part of the financial statements

ASTERIAS BIOTHERAPEUTICS, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Years ended December 31,
	2015	2014	2013
NET LOSS	$(15,003)	$(10,097)	$(22,380)
Other comprehensive loss, net of tax:
Unrealized gain/(loss) on available for sale securities, net of taxes	937	2,432	(2,935)
COMPREHENSIVE LOSS	$(14,066)	$(7,665)	$(25,315)

The accompanying notes are an integral part of the financial statements

ASTERIAS BIOTHERAPEUTICS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock				Additional	Accumulated Other Comprehensive
	Series A		Series B		Paid-In	Income	Accumulated	Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Receivable	Equity
Balance as of January 1, 2013	—	$—	52	$-	$52	$—	$(759)	$(50)	$(757)
Common stock, at $2.40 per share, issued to Geron in connection with acquisition of various assets on October 1, 2013, net of issuance costs of $541,800	6,538	1	—	—	15,120	—	—	—	15,121
Common stock, at $2.40 per share, and common stock warrants issued to BioTime in connection with transfer of various assets on October 1, 2013	—	—	21,773	2	58,975	—	—	—	58,977
Common stock, at $2.40 per share, and common stock warrants issued to an investor for cash	—	—	2,136	-	5,000	—	—	—	5,000
Reduction of subscription receivable	—	—	—	—	—	—	—	50	50
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	(2,935)	—	—	(2,935)
Stock-based compensation expense	—	—	—	—	704	—	—	—	704
Net loss	—	—	—	—	—	—	(22,380)	—	(22,380)
Balance as of December 31, 2013	6,538	1	23,961	2	79,851	(2,935)	(23,139)	—	53,780
Common stock issued to officer at $2.34 per share	—	—	200	-	468	—	—	—	468
Sale of BioTime shares	—	—	—	—	(10,366)	—	—	—	(10,366)
Stock-based compensation expense	—	—	—	—	1,580	—	—	—	1,580
Restricted stock granted for compensation at $2.34 per share	—	—	200	-	234	—	—	—	234
Warrants issued to outside investors as part of the sale of 5,000,000 BioTime shares	—	—	—	—	3,184	—	—	—	3,184
Series B converted to Series A on October 1, 2014	24,361	2	(24,361)	(2)		—	—	—	—
Exercise of options	3	—	—	—	8	—	—	—	8
Deferred tax liability adjustment on BioTime shares	—	—	—	—	(8,592)	—	—	—	(8,592)
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	2,432	—	—	2,432
Net loss	—	—	—	—	—	—	(10,097)	—	(10,097)
Balance as of December 31, 2014	30,902	3	—	—	66,367	(503)	(33,236)	—	32,631
Stock-based compensation	145	—	—	—	3,625	—	—	—	3,625
Shares retired to pay employee taxes	(24)	—	—	—	(98)	—	—	—	(98)
Unrealized gain on available-for-sale securities, net of deferred tax liability of $488.	—	—	—	—	—	937	—	—	937
Sale of common stock under at-the- market transactions	686	—	—	—	4,839		—	—	4,839
Financing costs to issue common stock	—	—	—	—	(665)	—	—	—	(665)
Exercise of warrants	5,000	1	—	—	11,700	—	—	—	11,701
Common stock issued in Private Placement	1,026	—	—	—	4,000	—	—	—	4,000
Common stock issued in public offering	385	—	—	—	1,500	—	—	—	1,500
Exercise of stock options	12	—	—	—	29	—	—	—	29
OncoCyte common stock received as a dividend in kind from BioTime, net of taxes	—	—	—	—	1,117	—	—	—	1,117
Common stock issued for services	96	—	—	—	486	—	—	—	486
Net loss	—	—	—	—	—	—	(15,003)	—	(15,003)

Balance as of December 31, 2015	38,228	$4	—	$—	$92,900	$434	$(48,239)	$—	$45,099

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,003)	$(10,097)	$(22,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	-	-	17,459
Depreciation expense	564	530	221
Stock-based compensation	3,625	1,814	704
Common stock issued to a supplier for services	486	-	-
Amortization of intangible assets	2,686	4,789	725
Amortization of prepaid rent	85	85	85
Gain on sale of equipment, net	-	-	(2)
Deferred income tax benefit	(7,252)	(7,376)	(3,281)
Changes in operating assets and liabilities:
Grant receivable	118	(118)	-
Prepaid expenses and other current assets	(680)	(182)	(423)
Other long term assets	(95)	-	-
Accounts payable	(24)	120	567
Accrued expenses and other current liabilities	584	199	96
Deferred rent liability	85	94	-
Deferred grant income	2,513	-	-
Amount due to parent, BioTime	(85)	(1,449)	4,902
Net cash used in operating activities	(12,393)	(11,591)	(1,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(313)	(115)	(1,247)
Payments on construction in progress	(4,279)	(219)	-
Proceeds from sale of equipment and furniture	-	-	28
Proceeds from the sale of available-for-sale investments	-	12,661	-
Payment of security deposits	(1)	(307)	(55)
Net cash provided by/(used in) investing activities	(4,593)	12,020	(1,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common shares	10,339	468	-
Proceeds from sales of common shares and warrants	-	-	5,000
Proceeds from exercises of stock options	29	8	-
Proceeds from exercise of warrants	11,700	-	-
Payment of financing costs	(665)	-	-
Repayment of capital lease obligation	(1)	-	-
Reimbursement from landlord on construction in progress	3,789	-	-
Shares retired to pay for employees’ taxes	(98)	-	-
Payment to Geron in connection with acquisition of assets on October 1, 2013	-	-	(228)
Net cash provided by financing activities	25,093	476	4,772

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,107	905	2,171
At beginning of period	3,076	2,171	-
At end of period	$11,183	3,076	$2,171

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
OncoCyte common stock received as a dividend in kind from BioTime, net of taxes	$1,117	$-	$-
Purchase of equipment and furniture, contributed by BioTime	$-	$-	$(459)
Construction in progress in accounts payable and accrued expenses	$-	$186	$-
Landlord receivable	$(189)	$(378)	$-
Lease liability	$189	$378	$-
Available-for-sale BioTime securities contributed by BioTime	$-	$-	$34,985
Cancellation of indebtedness to BioTime	$-	$-	$5,000
Transaction costs paid by BioTime, on behalf of Asterias	$-	$-	$300
Intangible assets acquired from Geron	$-	$-	$29,017
Adjustment to deferred tax liability arising from difference in book versus tax basis on Geron intangible assets acquired	$-	$-	$11,558
Investment in affiliates, contributed by BioTime	$-	$-	$416
Common stock and common stock warrants issued to BioTime and Geron in connection with acquisition and transfer of assets	$-	$-	$74,098
Reduction of subscription receivable	$-	$-	$(50)

The accompanying notes are an integral part of these financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Liquidity

Asterias Biotherapeutics, Inc. (“Asterias”) was incorporated in Delaware on September 24, 2012. Asterias is a majority-owned and controlled subsidiary of BioTime, Inc. (“BioTime”).

Asterias is a biotechnology company focused on the emerging fields of cell therapy and regenerative medicine. We have two core technology platforms. The first is a type of stem cell capable of becoming all of the cell types in the human body, a property called pluripotency. The second is the use of a cell type called “dendritic cells” to teach cancer patients’ immune systems to attack their tumors. We are focused on developing therapies to treat conditions with high unmet medical need and inadequate available therapies, with an initial focus on the therapeutic areas of neurology and oncology

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the accounting and reporting requirements to Form 10-K and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

BioTime has consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through the ownership of Asterias common stock throughout the periods presented. BioTime owned 57.1% and 70.6% of the outstanding Asterias common stock at December 31, 2015 and 2014, respectively.

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

In connection with the services performed by employees of BioTime, or employees of other BioTime commonly controlled and consolidated subsidiaries within the BioTime group of affiliated entities, Asterias grants stock options to those employees performing services for Asterias and records stock-based compensation expense in the accompanying statements of operations for these services performed in the periods presented.

Liquidity – Since inception, Asterias has incurred operating losses and has funded its operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At December 31, 2015, Asterias had an accumulated deficit of $48.2 million, working capital of $19.5 million and stockholders’ equity of $45.1 million. Asterias has evaluated its projected cash flows and believes that its cash and cash equivalents of $11.2 million as of December 31, 2015, available for sale securities and potential financial support from BioTime, if needed, will be sufficient to fund Asterias’ operations at least through 2016. However, clinical trials being conducted by Asterias will be funded in part with funds from the $14.3 million grant awarded in 2014 by CIRM and not from cash on hand. If Asterias was to lose its grant funding it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain from another source of adequate financing that could be used for its clinical trials. Such financing, if necessary, may not be available to Asterias at acceptable terms, or if at all. Sales of additional equity securities would result in the dilution of interests of current shareholders.

2. Summary of Significant Accounting Policies

Revenue recognition – Asterias complies with ASC 605-10 and records revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income is recognized as revenue when earned; the costs associated with these activities are reflected as a component of research and development expenses in the statements of operations and the revenues recognized from such activities approximate these costs. Royalty revenues consist of royalty payments on sales of products under license agreements. Asterias recognizes revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When Asterias is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which Asterias has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When Asterias receives up-front nonrefundable licensing or similar fees pursuant to agreements under which Asterias does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, Asterias amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period with consideration given to materiality. Significant estimates and assumptions used include allowances for uncollectible accounts receivables, deferred income taxes, and tax reserves, including valuation allowances for deferred tax assets, evaluation of asset impairment, the useful life of depreciable and definite-lived intangible assets, and the variables and assumptions used to calculate and record stock-based compensation. Actual results could differ materially from those estimates.

Cash and cash equivalents – Asterias considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of money market funds of $11.2 million and $3.1 million at December 31, 2015 and December 31, 2014, respectively.

Available-for-sale securities, at fair value – Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in other income/(expense), net.

As further discussed in Note 4, on December 31, 2015, Asterias received shares of common stock in another subsidiary of BioTime, OncoCyte, accounted for as an available-for-sale security, at fair value.

Property, plant and equipment – Property, plant and equipment includes equipment, fixtures and leasehold improvements stated at cost and depreciated using the straight-line method over a period of their estimated useful lives ranging from 36 to 120 months.

Construction in progress – Construction in progress is stated at cost and is not depreciated until the underlying asset is placed into service (see Note 3).

Intangible assets – Intangible assets with finite lives are amortized over their estimated useful lives, and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment. Acquired in-process research and development intangible assets are accounted for depending on whether they were acquired as part of an acquisition of a business, or as assets that do not constitute a business. When acquired in conjunction with the acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. However, when acquired in conjunction with the acquisition of assets that do not constitute a business, such intangible assets related to in-process research and development are expensed upon acquisition.

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

Warrants to purchase common stock – Asterias generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by Asterias as of December 31, 2015 and 2014 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that Asterias may need to settle the warrants in cash.

Accounting for BioTime Shares – Asterias accounts for the BioTime shares of common stock it holds as available-for-sale equity securities in accordance with ASC 320-10-25, Investments-Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for future working capital purposes, as necessary. These shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses are excluded from the statements of operations and reported in equity as part of other comprehensive income or loss until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital consistent with, and pursuant to, ASC 805-50, transactions between entities under common control.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as general and administrative expenses when incurred.

Reclassification– Certain prior year amounts in the statement of cash flows have been reclassified to conform to the current year presentation.

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Asterias expenses research and development costs as such costs are incurred. Research and development expenses incurred and reimbursed under grants approximate the grant income recognized in the statements of operations.

Income taxes – As of October 1, 2013, Asterias has filed its own U.S. federal tax returns. Operations prior to that period were included in BioTime’s consolidated U.S. federal tax return. For California purposes Asterias’ activity will continue to be included in BioTime’s California combined tax return. Asterias accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Generally, Asterias is subject to income tax examinations by major taxing authorities for all years since inception. Asterias will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2015, and 2014.

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

Asterias also, at times, issues restricted stock or restricted stock units (RSUs) to its executive officers, employees, and members of its Board of Directors (the Board), which are restricted and unvested common shares issued at fair market value on the date of grant. Restricted stock and restricted stock unit compensation expense is recognized on a straight-line basis over the requisite service period of generally four years, based on the grant-date fair value of the stock. Restricted stock is considered legally issued and outstanding on the grant date.  Once the RSUs are vested, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs are not included in total common shares issued and outstanding until vested.

Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718 and FASB ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Stock option awards issued to non-employees, principally consultants and employees of BioTime or employees of BioTime subsidiaries who perform services for Asterias, are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of services received. Asterias records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the fair value of the stock options until the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached, which is generally when the stock option award vests. Compensation expense for non-employee grants is recorded on a straight-line basis in the statements of operations.

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

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period until they mature or are required to be settled, except for the investment in BioTime and OncoCyte shares, which are carried at fair value based on Level 1 inputs.

Comprehensive income/loss – ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. Asterias reports unrealized gains and losses on its available-for-sale securities as other comprehensive income/(loss).

Basic and diluted net loss per share – Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the weighted-average number of shares of common stock outstanding plus the potential effect of dilutive securities or contracts which are convertible to common stock, such as options and warrants (using the treasury stock method) and shares issuable in future periods, such as restricted stock or RSUs, except in cases where the effect would be anti-dilutive.

The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(15,003)	$(10,097)	$(22,380)
Weighted average common shares outstanding – basic and diluted	35,443	30,720	7,726
Net loss per share – basic and diluted	$(0.42)	$(0.33)	$(2.90)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options and restricted stock units	5,178	3,347	2,840
Warrants	3,500	8,500	3,500

Recently Issued Accounting Pronouncements – The following accounting standards, which are not yet effective, are presently being evaluated by Asterias to determine the impact that they might have on its financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which requires lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. Asterias is currently evaluating the impact the adoption of ASU 2016-02 will have on its financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)”: Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on company’s balance sheets. The ASU eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for annual financial statements beginning after December 15, 2016, and interim periods within those annual periods. Asterias is currently evaluating the impact the adoption of ASU 2015-17 will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The revised revenue standard is effective for public entities for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Asterias is currently evaluating the impact of Asterias’ pending adoption of ASU 2014-09 on its financial statements and has not yet determined the method by which it will adopt the standard in fiscal 2018.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. This standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  Asterias is currently evaluating the impact, if any, the adoption of ASU 2014-15 will have on its financial statements.

3. Balance Sheet Components

Property, plant and equipment, net

As of December 31, 2015 and 2014, property, plant and equipment were comprised of the following (in thousands):

	Years Ended December 31,
	2015	2014
Property, plant and equipment	$7,072	$1,796
Accumulated depreciation	(1,316)	(751)
Property, plant and equipment, net	$5,756	$1,045

Equipment includes $33,800 financed by capital lease borrowings in October 2015 for phone equipment for the new facility in Fremont. Depreciation expense amounted to $564,000, $530,000, and $221,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Construction in progress

There is no construction in progress as of December 31, 2015 and $406,000 as of December 31, 2014, relates entirely to the improvements for Asterias’ Fremont, California, facility.

Under the terms of the lease agreement, the landlord provided Asterias with a tenant improvement allowance of $4.4 million, which Asterias used to construct a laboratory and production facility that will be used to produce human embryonic stem cell and related products under current good manufacturing procedures (“cGMP”). Of the $4.9 million total cost, $4.4 million qualifies for reimbursement under the tenant improvement allowance. As of December 31, 2015, Asterias received $3.8 million from the landlord and has a remaining $0.6 million receivable from the landlord. .  Reimbursable amounts due to Asterias but not yet paid by the landlord as of period end are recorded by Asterias as a landlord receivable with a corresponding increase to lease liability since Asterias has contractually earned the right to that cash

The facility was completed and placed into service in November 2015 (see Note 8).

4. Investment in BioTime and in BioTime Subsidiaries

Investment in BioTime

At December 31, 2015 and 2014, Asterias held 3,852,880 of the 8,902,077 BioTime common shares that Asterias received under an Asset Contribution Agreement, and which are included at fair value in current assets in its balance sheet as the shares are available for use and could be sold at fair value for liquidity purposes at any time. The investment is classified as “available for sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income until realized. Realized gains and losses are reclassified out of other comprehensive income or loss and included in equity, as an increase or decrease in additional paid-in capital. (See Note 2). “Accounting for BioTime shares.”

Asterias reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, and the length of time and extent to which the fair value has been less than its cost basis. Based on consideration of these factors, as of December 31, 2015 and 2014, no other-than-temporary impairment was recognized.

Investment in OncoCyte

On December 31, 2015, in connection with BioTime’s distribution of OncoCyte common stock to BioTime shareholders, on a pro rata basis, Asterias received 192,644 shares of OncoCyte common stock from BioTime as a dividend in kind. On this date, BioTime shareholders, including Asterias, received one share of OncoCyte common stock for every twenty shares of BioTime common stock held. Asterias recorded the fair value of the OncoCyte common stock as contributed capital from BioTime. The OncoCyte common stock distribution resulted in a taxable gain to Asterias of $819,000 (see Note 10).

The OncoCyte shares are included in available-for-sale securities at fair value in current assets in Asterias’ balance sheet as the shares are traded on NYSE: MKT (symbol “OCX”) and available for working capital purposes. As of December 31, 2015, the OncoCyte shares are valued at $1.2 million based on the OncoCyte closing price on that date.

The OncoCyte common stock investment is classified as “available for sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income or loss until realized. Realized gains and losses, if any, are included in other income and expense, net, in the statements of operations (See Note 2).

Investments in Affiliates

Asterias’ investments in the OrthoCyte and Cell Cure Neurosciences stock received from BioTime were recorded at BioTime’s historical cost. The investment is carried using the cost method of accounting (see Note 15).

5. Intangible assets

As of December 31, 2015 and, 2014, Asterias had capitalized intangible assets acquired from Geron Corporation, primarily related to patents and other intellectual property rights related to hES cells. These assets are being amortized over the estimated economic lives of the patents on a straight-line basis, which approximates the pattern of consumption over their estimated useful lives of 10 years.

Intangible assets net of accumulated amortization at December 31, 2015 and, 2014 are shown in the following table (in thousands):
	Years Ended December 31,
	2015	2014
Intangible assets	$26,860	$26,860
Accumulated amortization	(6,044)	(3,358)
Intangible assets, net	$20,816	$23,502

Asterias recognized $2.7 million, $4.8 million, and 725,000 in amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013, respectively.

Amortization of intangible assets for periods subsequent to December 31, 2015 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2016	$2,686
2017	2,686
2018	2,686
2019	2,686
2020	2,686
Thereafter	7,386
Total	$20,816

6. Common Stock and Warrants

At December 31, 2015, Asterias had outstanding 38,228,120 Series A Shares and no Series B Shares. At December 31, 2014, Asterias had outstanding 30,902,152 Series A Shares and no Series B Shares. All outstanding Series B Shares were converted into Series A Shares on October 3, 2014.

Common Stock Issuance

During the year ended December 31, 2015, Asterias raised approximately $5.5 million in aggregate gross proceeds from the sale of 1,410,255 shares of common stock at a price of $3.90 per share through an underwritten public offering and a private placement. Broadwood Partners, L.P., British & American Investment Trust PLC, and Pedro Lichtinger purchased an aggregate of 1,025,640 of the shares. Broadwood Partners, L.P. is BioTime’s largest shareholder and one of its directors, Neal C. Bradsher, is President, and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President, of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P. Pedro Lichtinger was Asterias’ former President and Chief Executive Officer and a former member of its Board of Directors (see Note 15). British & American Investment Trust PLC is an affiliate of an investor that owns more than 5% of the outstanding Asterias Series A Shares.

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

During May, June, November, and December of 2015, Asterias raised approximately $4.8 million in gross proceeds from the sale of 685,465 shares of its common stock at a weighted average price of $7.01 per share in “at-the-market” transactions.

Asterias issued 5,000,000 shares of common stock pursuant to the exercise of 5,000,000 warrants on May 21, 2015, as described under “Warrants” below.

In December 2015, pursuant to a services agreement with Cell Therapy Catapult Services Limited, Asterias issued 96,479 shares of Asterias Series A common stock with a fair value of $486,000 (see Note 13).

During the year ended December 31, 2014, Asterias sold 200,000 Series B Shares at $2.34 per share for $468,000 to Pedro Lichtinger, its former President and Chief Executive Officer.

Asterias has issued warrants to purchase its common shares. Activity related to warrants in 2015 and 2014, is presented in the table below (in thousands, except per share and weighted average exercise prices):

	Number of Warrants	Per share exercise price	Weighted Average Exercise Price
Outstanding, January 1, 2013	-	$-	$-
Issued in 2013	3,500	5.00	5.00
Outstanding, December 31, 2013	3,500	5.00	5.00
Issued in 2014	5,000	2.34	2.34
Outstanding, December 31, 2014	8,500	$2.34-5.00	$3.44
Exercised in 2015	(5,000)	2.34	2.34
Outstanding, December 31, 2015	3,500	$5.00	$5.00

At December 31, 2015, 3,500,000 warrants to purchase common shares with an exercise price of $5.00 and a weighted average remaining contractual life of 0.75 years were outstanding (see Note 15). At December 31, 2014, 8,500,000 warrants to purchase common shares with a weighted average exercise price of $3.44 and a weighted average remaining contractual life of 0.99 years were outstanding.

The warrants to purchase 3,500,000 shares of its common stock will expire on September 30, 2016. In February 2016, of the warrants to purchase 3,500,000 shares, 3,150,000 were returned to Asterias by BioTime as part of an asset transfer between Asterias and BioTime.  As of March 23, 2016, the warrants to purchase 3,150,000 shares were retired by Asterias. To the extent we distribute new warrants to our shareholders that are substantially identical as the warrants surrendered by BioTime, BioTime has agreed to waive its right to receive such new warrants. (See Note 15).  Asterias will receive $1.8 million if all of the remaining 350,000 warrants are exercised at $5.00 per share.

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

Asterias may also grant stock appreciation rights (“SARs”) and hypothetical units issued with reference to Asterias common stock (“Restricted Stock Units”, or RSUs) under the Plan. An SAR is the right to receive, upon exercise, an amount payable in cash or shares or a combination of shares and cash, as determined by the Board of Directors or the Compensation Committee, equal to the number of shares subject to the SAR that is being exercised multiplied by the excess of (a) the fair market value of a share of Asterias common stock on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement.

The terms and conditions of a grant of Restricted Stock Units is determined by the Board of Directors or Compensation Committee. No shares of stock will be issued at the time a Restricted Stock Unit is granted, and Asterias will not be required to set aside a fund for the payment of any such award. A recipient of Restricted Stock Units will have no voting rights with respect to the Restricted Stock Units. Upon the expiration of the restrictions applicable to a Restricted Stock Unit, Asterias will either issue to the recipient, without charge, one share of common stock per Restricted Stock Unit or cash in an amount equal to the fair market value of one share of common stock.

Stock Options and Restricted Stock Units

As of December 31, 2015, Asterias had outstanding to certain officers, employees, and directors, options to purchase a total of 5,130,105 shares of common stock at a weighted average exercise price of $3.16 per share and 48,306 restricted stock units.

A summary of Asterias’ Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options and Restricted Stock Units Outstanding	Weighted Average Exercise Price
January 1, 2014	1,660	2,840	$2.34
Options granted	(1,590)	1,590	2.50
Restricted stock units issued	(400)	200	-
Options exercised		(3)	2.34
Options expired/forfeited	1,280	(1,280)	2.34
December 31, 2014	950	3,347	2.42
Increase in option pool	3,500	-	-
Options granted	(2,005)	2,005	3.81
Options exercised	-	(12)	2.34
Options forfeited/cancelled	9	(9)	3.22
Restricted stock units vested		(200)	-
Restricted stock units issued	(388)	194	3.90
Restricted stock units vested	-	(145)	-
Restricted stock units forfeited	1	-	3.90
December 31, 2015	2,067	5,178	$3.17

Stock-Based Compensation Expense

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2015 and 2014 was $2.92 and $1.50 per share respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014
Expected life (in years)	6.10	$3.98
Risk-free interest rates	1.74%	1.31%
Volatility	77.78%	83.49%
Dividend yield	0%	0%

The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. A dividend yield of zero is applied since Asterias has not historically paid dividends and does not expect to pay dividends in the foreseeable future. The expected volatility is based upon the volatility of Asterias’ own trading stock and of a group of publicly traded industry peer companies. The expected term of options granted is derived from using the simplified method under SEC Staff Accounting Bulletin Topic 14.

Stock-based compensation expense is recognized based on awards that are ultimately expected to vest, and as a result, the amount has been reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on Asterias’ historical experience and future expectations.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Asterias had made different assumptions, its stock-based compensation expense, and net loss for years ended December 31, 2015 and 2014, may have been significantly different.

Asterias does not recognize deferred income taxes for incentive stock option compensation expense, and records a tax deduction only when a disqualified disposition has occurred.

Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$1,604	$478	$195
General and administrative	2,021	1,336	509
Total stock-based compensation expense	$3,625	$1,814	$704

At December 31, 2015 and 2014, Asterias had $6.7 million and $3.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to the Plan that will be recognized over a weighted-average period of approximately 2.4 and 3.97 years, respectively.

In November 2015, Asterias expensed approximately $589,000 in non-cash stock-based compensation for modifications to, and accelerated vesting of, stock options held by a former executive on the termination date of his employment.

8. Commitments and Contingencies

Leases

Total rent expense for all rented facilities for the years ended December 31, 2015, 2014, and 2013 was $1.0 million, $831,000 and $456,000, respectively.

At December 31, 2015, Asterias had commitments consisting of an operating lab equipment lease, a sublease of its current office and research facility, a lease of its satellite office in New York, a lease for its future office and research facility in Fremont, California and a capital lease for phone equipment.

Asterias subleased from BioTime an office and research facility located in Menlo Park, California. The lease was for a term of three years commencing January 7, 2013. Base rent is $32,000 per month, plus real estate taxes and certain costs of maintaining the leased premises. The lease ended on January 31, 2016. Effective November 2015, Asterias began occupancy at an office and research facility located at 6300 Dumbarton Circle, Fremont, California as discussed below.

On December 30, 2013, Asterias entered into a lease for an office and research facility located in Fremont, California, consisting of an existing building with approximately 44,000 square feet of space. The building will be used by Asterias primarily as a laboratory and production facility that can be used to produce human embryonic stem cells and related products under current good manufacturing procedures. As of December 31, 2015 Asterias completed the tenant improvements, which cost approximately $4.9 million, of which the maximum of $4.4 million was paid to Asterias by the landlord. The landlord’s obligation to fund the tenant improvements expired on December 31, 2015.

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

Asterias is considered the owner of the asset under cooperating construction under ASC 840-40-55 as Asterias, among other things, has the primary obligation to pay for construction costs and Asterias will retain exclusive use of the building for its office and research facility requirements after construction is completed. In addition, the lease does not qualify for sale-leaseback accounting under ASC 840-40-25, Accounting for Leases, Sale-Leaseback Transactions, due to Asterias' significant continuing involvement with the facility that Asterias considers to be other than a normal leaseback as defined by ASC 840-40-25. In accordance with this guidance, amounts previously expended by Asterias for construction would continue to be reported as construction in progress in Asterias’ financial statements, and the landlord reimbursement proceeds received, including amounts earned by Asterias but not yet paid by the landlord at period end, are reported as a lease liability. The property was placed in service in November 2015 and Asterias will depreciate the property and the lease payments allocated to the landlord liability which is accounted for as debt service payments on that liability using the finance method of accounting per ASC 840-40-55. As of December 31, 2015 and 2014, Asterias had incurred $4.9 million and $406,000, respectively, of construction costs included in construction in progress, of which $4.4 million and $378,000 is the lease liability included in long term liabilities at December 31, 2015 and 2014, respectively.

Asterias was provided access and rights to use the property beginning in March 2014 with “free-rent” until the lease payments commenced on October 1, 2014, as described above. Asterias commenced expensing rent beginning in March 2014 in accordance with ASC 840-20-25-10 and 11, Rent Expense During Construction. Accordingly, during the years ended December 31, 2015 and 2014, respectively, Asterias has expensed approximately $715,400 and $153,000 included in the statements of operations and a deferred rent balance of approximately 179,000 and $94,000 included in long-term liabilities as of December 31, 2015 and 2014, respectively.

Asterias also currently pays $4,000 per month for the use of approximately 120 square feet of the office space in New York City that is used to conduct meetings and other business affairs. The lease originally for one year commencing July 1, 2014 was extended through June 30, 2016 and will terminate on this date.

Remaining minimum annual lease payments under the various operating leases for the years ending after December 31, 2015 are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2016	$1,328
2017	1,309
2018	1,347
2019	1,387
2020	1,430
Thereafter	2,604
Total	$9,405

Litigation – General

Asterias will be subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When Asterias is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, Asterias will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, Asterias discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. Asterias is not aware of any claims likely to have a material adverse effect on its financial condition or results of operations.

Employment Contracts

Asterias has entered into employment contracts with certain executive officers. Under the provisions of the contracts, Asterias may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations.  At December 31, 2015, total potential severance obligations in connection with the termination of employment contracts approximated $816,000 for termination without cause and $1.5 million for termination due to a change in control. (See Note 15).

Indemnification

In the normal course of business, Asterias may provide indemnifications of varying scope under Asterias’ agreements with other companies or consultants, typically Asterias’ clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Asterias will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Asterias’ products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Asterias products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Asterias could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Asterias have not been subject to any claims or demands for indemnification. Asterias also maintains various liability insurance policies that limit Asterias’ exposure. As a result, Asterias believes the fair value of these indemnification agreements is minimal. Accordingly, Asterias has not recorded any liabilities for these agreements as of December 31, 2015 and 2014.

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

BioTime allocated $282,000, $201,000, and $102,000 of general overhead expenses to Asterias during the years ended December 31, 2015, 2014 and 2013, respectively.

10. Income Taxes

The primary components of the deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows (in thousands):

Deferred tax assets:	2015	2014
Net operating loss carryforwards	$9,939	$2,243
Research and development credits	1,898	884
Stock based compensation and other	801	484
Valuation allowance	(2,894)	-
Total deferred tax assets	9,744	3,611
Deferred tax liabilities:
Patents and licenses	(7,020)	(8,125)
Securities held as available for sale	(5,274)	(4,713)
Total deferred tax liabilities	(12,294)	(12,838)

Net deferred tax liabilities	$(2,550)	$(9,227)

Income taxes differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax losses from operations as a result of the following:

	Years Ended December 31,
	2015	2014
Computed tax benefit at federal statutory rate	34%	34%
Permanent differences	(3%)	(3%)
State tax benefit, net of effect on federal income taxes	13%	8%
Change in valuation allowance	(13%)	-
Research and development credits	2%	2%
Other	-	1%
	33%	42%

As of December 31, 2015, Asterias has net operating loss carryforwards of approximately $23.4 million and $22.5 million respectively for federal and California tax purposes, which expire between 2032 and 2035. In addition, as of December 31, 2015, Asterias has federal and California research tax credit carry forwards of $925,000 and $973,000, respectively. The federal credits expire between 2032 and 2035, while the state tax credits have no expiration date.

A deferred income tax benefit of approximately $7.3 million was recorded for the year ended December 31, 2015, of which approximately $7.4 million was related to the federal tax benefit and $0.1 million was related to state tax expense. A deferred income tax benefit of approximately $7.4 million was recorded for the year ended December 31, 2014, of which approximately $5.2 million was related to federal taxes and $2.2 million was related to state taxes. Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property and available for sale securities held in BioTime and OncoCyte common stock. It is more likely than not that the deferred tax assets are fully realizable since these income tax benefits are expected to be available to offset such deferred tax liabilities, except for the California deferred tax assets for which Asterias has established a valuation allowance as of December 31, 2015.

In June 2014, Asterias sold 5,000,000 BioTime shares that resulted in a taxable gain of approximately $10.3 million. Asterias received the BioTime shares from BioTime as part of the consideration for the Asterias common stock and warrants issued to BioTime under an Asset Contribution Agreement among BioTime, Asterias, and Geron Corporation, in a tax free transaction. This taxable gain was offset by available net operating losses, resulting in no income taxes due from the sale. The transaction was treated as a deemed distribution by Asterias and recorded as charge to equity.

On December 31, 2015, BioTime distributed 4.7 million shares of OncoCyte common stock to its shareholders, including Asterias, on a pro rata basis as a dividend in kind. As part of the distribution of OncoCyte common stock, Asterias, as it also holds BioTime common stock, received 192,644 shares of OncoCyte common stock as contributed capital from BioTime resulting in a taxable gain to Asterias of $819,000. Asterias has sufficient current year losses from operations to offset the entire taxable gain resulting in no income taxes due. As the distribution was treated as a dividend in kind for financial reporting purposes, Asterias recorded the tax effect of this gain through equity consistent with BioTime’s treatment of the distribution in accordance with ASC 740-20-45-11(g). As disclosed in Note 4, Asterias holds the OncoCyte common stock as an available for sale security on its balance sheet.

As of December 31, 2015 and 2014, Asterias recorded a $5.3 million and $4.7 million deferred tax liability, respectively, for the temporary taxable differences in the basis of the investments still held by Asterias in BioTime and OncoCyte common stock.

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

11. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. Asterias’ executive management team represents its chief operating decision maker. The executive management team reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance and there are no managers who are held accountable for levels or components below the consolidated unit level. To date, management has viewed Asterias’ operations as one segment.

12. Selected Quarterly Financial Information (unaudited) (in thousands)

Asterias has derived this data from the unaudited interim financial statements that, in Asterias’ opinion, have been prepared on substantially the same basis as the audited financial statements contained in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total gross profit	$728	$734	$1,247	$605
Operating expenses	5,265	5,541	6,183	8,233
Loss from operations before deferred tax benefits	(4,557)	(4,859)	(5,068)	(7,771)

Basic and diluted net loss per share	(0.09)	(0.10)	(0.09)	(0.13)

Year Ended December 31, 2014
Total gross profit	$62	$(21)	$42	$1,045
Operating expenses	3,694	4,287	4,037	6,572
Loss from operations before deferred tax benefits	(3,636)	(4,315)	(3,995)	(5,527)

Basic and diluted net loss per share	(0.07)	(0.09)	(0.05)	(0.11)

13. License and Royalty Obligations

Services Agreement with Cell Therapy Catapult Services Limited

In October 2015, Asterias entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property and will develop a scalable manufacturing and differentiation process for Asterias’ human embryonic stem cell derived dendritic cell cancer vaccine development program. In consideration for the license and Catapult’s performance of services, Asterias agreed to make aggregate payments of up to GBP £4,350,000 over the next five years (approximately $6.4 million based on the foreign currency exchange rate on December 31, 2015). At the option of Asterias, up to GBP £3,600,000 (approximately $5.3 million based on the foreign currency exchange rate on December 31, 2015) of such payments may be settled in shares of Asterias Series A Common Stock instead of cash.  If Asterias elects to pay for the services in stock and Catapult is unable to sell the stock in the market within 60 days of issuance, after reasonable and diligent efforts through its broker, Catapult may request that the unsold portion of the stock payment, if any, be paid by Asterias in cash at a value equal to approximately 91% of the total amount that was issued in stock.  This right by Catapult to put the unsold shares back to Asterias for cash expires the earlier to occur of the sale of the stock in the market or after 60 days of issuance.

The Services Agreement may be terminated by Asterias for any reason upon 60 days prior written notice. Catapult may terminate the Services Agreement on 60 days prior written notice if it encounters a technical issue that would prevent it from completing the services at all or without obtaining additional resources, or if the estimated time and cost of completing the services will be exceeded and Catapult and Asterias do not reach agreement on revised time and cost terms. Catapult may terminate the Services Agreement in the event Asterias fails to pay any amount due under the Services Agreement 30 days after Catapult makes a written demand for payment. In addition, a non-breaching party may terminate the Services Agreement upon the occurrence a material breach that is not remedied within 30 days. Either party may terminate the Services Agreement in the event the other party becomes subject to insolvency, receivership, liquidation, or a similar event.

Advance payments for research and development services to be performed by Catapult are deferred and recognized as research and development expense ratably as the services are performed.  Advance payments related to licenses will be expensed when paid due to the experimental nature of the project.  Pursuant to the Services Agreement, if there are any issued, but unsold Asterias stock, to Catapult for payment of services and the 60-day put right has not expired as of the period end being reported on, Asterias will present that amount as “temporary” equity in accordance with ASC 480-10-S99.  Once the put right expires or the shares are sold by Catapult, the temporary equity amount will be reclassified by Asterias to permanent equity without adjustment to the carrying value of the stock.

In December 2015, pursuant to the Services Agreement, Asterias issued 96,479 shares of Asterias Series A Common Stock with a fair market value of $486,000 at the time of issuance which Asterias reclassified into permanent equity since all of these shares were sold in the market by Catapult as of December 31, 2015.

Asterias License from WARF

Asterias has entered into a Non-Exclusive License Agreement with WARF under which Asterias was granted a worldwide non-exclusive license under certain WARF patents and WARF-owned embryonic stem cell lines to develop and commercialize therapeutic, diagnostic and research products. The licensed patents include patents covering methods for growth and differentiation of primate embryonic stem cells. The licensed stem cell lines include the H1, H7, H9, H13 and H14 hES cell lines.

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

14. Clinical Trial and Option Agreement and CIRM Grant Award

During September 2014, Asterias entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (“CRUK”) and Cancer Research Technology Limited, (“CRT”), a wholly-owned subsidiary of CRUK, pursuant to which CRUK has agreed to fund Phase 1/2 clinical development of Asterias’ human embryonic stem cell derived AST-VAC2 allogeneic (non-patient specific) dendritic cancer vaccine product candidate. Asterias will, at its own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to CRUK. CRUK will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase 1/2 clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer. Asterias will have an exclusive first option to obtain a license to use the data from the clinical trial. If Asterias exercises that option, then Asterias will be obligated to make payments upon the execution of the License Agreement, upon the achievement of various milestones, and royalties on sales of products. In connection with the CRUK Agreement, Asterias sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to us by third parties. Asterias would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

On October 16, 2014 Asterias signed a Notice of Grant Award (“NGA”) with CIRM, effective October 1, 2014, with respect to a $14.3 million grant award for clinical development of Asterias’ product, AST-OPC1. The NGA includes the terms under which CIRM will release grant funds to Asterias. CIRM will disburse the grant funds to Asterias through July 1, 2018 in accordance with a quarterly disbursement schedule, subject to Asterias’ attainment of certain progress and safety milestones. Asterias received the first payment from CIRM in the amount of $917,000 in October 2014, and the second, third, fourth, and fifth payments totaling $5.6 million in 2015 as of December 31, 2015.

15. Subsequent Events

On February 16, 2016, Asterias entered into a Cross-License Agreement (the “Cross-License”) with its majority parent, BioTime, Inc. ("BioTime") and BioTime's wholly owned subsidiary ES Cell International Pte Ltd (“ESI”). Under the terms of a Cross-License, Asterias received a fully-paid, non-royalty-bearing, world-wide, non-exclusive, sub-licensable license under certain BioTime patents and related patent rights and ESI patents and related patent rights specified in the Cross-License, for all purposes in the Asterias Licensed Field during the term of the license. The Asterias Licensed Field includes all therapeutic applications of use for certain BioTime patents and ESI patents except all therapeutic applications of use involving pluripotent stem cell-derived cells of the following lineages: (a) bone and orthopedic soft tissues, including but not limited to ligament, tendon, meniscus, cartilage, and intervertebral disc; (b) vascular endothelium and perivascular cells including vascular smooth muscle and vascular pericytes; (c) adipose tissue; and (d) retinal pigment epithelium. The Asterias Licensed Field also includes all applications of use for certain other BioTime patents involving live human pluripotent stem cell-derived cell therapies directed to the neural spinal cord (excluding cartilage and bone of the spine) and the myocardium; and also live human pluripotent stem cell-derived glial cell therapies directed to the central nervous system.

Under the terms of the Cross-License, BioTime and ESI received a fully-paid, non-royalty-bearing, world-wide, non-exclusive, sub-licensable license in, to, and under the certain Asterias patents and related patent rights for all purposes in the BioTime/ESI Licensed Field during the term of the license. The BioTime/ESI Licensed Field includes all fields of use except any and all applications (a) to treat disorders of the nervous system, and (b) utilizing the immune system to prevent, treat, or cure cancer, and (c) involving the use of cells comprising, derived from, or manufactured using, human embryonic stem cells or human induced pluripotent stem cells for in vitro assay applications, including but not limited to drug discovery and development, drug monitoring, drug toxicology testing, and consumer products testing.

Asterias also entered into a Share Transfer Agreement with BioTime and ESI pursuant to which (a) Asterias transferred to BioTime 2,100,000 shares of common stock of OrthoCyte Corporation (“OrthoCyte) and 21,925 ordinary shares of Cell Cure Neurosciences Ltd (“Cell Cure”), each a majority-owned subsidiary of BioTime and (b) BioTime transferred to Asterias 75,771 shares of Series A Common Stock of Asterias and warrants to purchase 3,150,000 Series A common stock of Asterias at an exercise price of $5.00 per share, expiring September 30, 2016 (“Warrants”), as additional consideration for the license of patents and patent rights from Asterias under the Cross License. On March 20, 2016, the warrants to purchase 3,150,000 shares of Series A common stock were retired by Asterias.

On February 29, 2016, Asterias appointed Stephen L. Cartt as Chief Executive Officer and as a member of the Board of Directors of Asterias (the "Board"). Asterias and the Mr. Cartt entered into an employment agreement (the "Employment Agreement"), which provides for an annual base salary of $452,400, a grant of stock options to purchase 1,000,000 shares Asterias common stock at an exercise price of $3.64 per share, and a grant of 200,000 restricted shares of Asterias common stock. Subject to the Mr. Cartt’s continued employment with Asterias, the stock options vest in equal monthly installments over 48 months commencing on March 31, 2016, and 50% of the restricted stock vests on August 31, 2016 and February 28, 2017. In addition, Mr. Cartt is eligible for an annual Bonus Opportunity up to 50% of his base salary (the "Bonus Opportunity"). Asterias’ Board, or its Compensation Committee, has absolute discretion in determining whether and to what extent any payment under the Bonus Opportunity are to be made based on performance criteria that the Board, or its Compensation Committee, may determine from time to time.

Mr. Cartt’s employment agreement contains provisions entitling him to severance benefits under certain circumstances. If Asterias terminates Mr. Cartt’s employment without "Cause" or if he resigns for "Good Reason" otherwise than within 12 months following a "Change of Control") as those terms are defined in the Employment Agreement, he will be entitled to severance benefits. If Mr. Cartt has been employed by Asterias for one year or less, his severance benefits will be include payment of six months base salary and 50% of Mr. Cartt’s Bonus Opportunity. If Mr. Cartt is employed with Asterias for more than one year, his severance benefits will include payment of 12 months base salary, 100% of his Bonus Opportunity, accelerated vesting of all unvested restricted stock previously granted, and accelerated vesting of 50% of unvested stock options previously granted. If Mr. Cartt’s employment is terminated without "Cause" or if he resigns for "Good Reason" within twelve months within a Change of Control, his severance benefits will be include payment of 100% of his base salary, 100% of the Bonus Opportunity, and accelerated vesting of all unvested restricted stock and stock options previously granted.

On March 10, 2016, Asterias entered into a Separation Agreement (the "Separation Agreement") with its former President and Chief Executive Officer. Under the terms of the Separation Agreement, and consistent with the obligations under his employment agreement, Asterias agreed to pay the former executive severance in the amount of $475,000 plus accrued and unpaid wages and unused vacation, and accelerated vesting of any unvested restricted stock and 50% of unvested stock options that were previously granted to the former executive.

On March 21, 2016, Asterias entered into a Separation Agreement (the "Separation Agreement") with its former Chief Financial Officer. Under the terms of the Separation Agreement, and consistent with the obligations under her employment agreement, Asterias agreed to pay the former executive an aggregate of $128,000 comprising of severance in the amount of $82,500, accrued and unpaid wages and unused vacation in the amount of $18,000, and potential bonus opportunity in the amount of $27,500.

As of March 28, 2016, Asterias received $7.8 million of payments from CIRM, and recent progess on the Phase 1/2a dose escalation trial for OPC-1 is expected to result in a further $2.5 million payment under the terms of the existing CIRM award grant.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer, our principal operations officer, and our principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting for the year ended December 31, 2015. The attestation is included with the accounting firm's report on our audited financial statements.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Our directors are:

Don M. Bailey, 70, has been a director and our Chairman since February 2016. Mr. Bailey served as President and Chief Executive Officer of Questcor Pharmaceuticals, Inc. from November 2007 until Questcor was acquired by Mallinckrodt plc in August 2014. He was also on the Board of Directors of Mallinckrodt plc from August 2014 to February 2016. He initially joined the Questcor board in 2006 as an independent director in 2006. Mr. Bailey was the non-executive Chairman of STAAR Surgical Company from April 2005 until January 2014 and on its board until June 2014. STAAR Surgical Company is a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies. Mr. Bailey was the Chairman of the board of directors of Comarco, Inc., a defense services company transformed into a wireless communication products company, from 1998 until 2007, where he served as its Chief Executive Officer from 1991 until 2000. Mr. Bailey holds a B.S. degree in mechanical engineering from the Drexel Institute of Technology, an M.S. degree in operations research from the University of Southern California, and an M.B.A. from Pepperdine University. Mr. Bailey also serves on two boards of Chapman University.

Mr. Bailey’s qualifications to serve on our Board include his extensive knowledge of the pharmaceuticals industry and his significant experience as an executive and/or board member of publicly traded and private pharmaceutical companies.

Stephen L. Cartt, 53, has been our President and Chief Executive Officer and a director since February 2016. Mr. Cartt served as Chief Operating Officer of Questcor Pharmaceuticals, Inc., from February 2012 until August 2014, when the company was acquired by Mallinckrodt plc. Mr. Cartt served as Chief Operating Officer of the Autoimmune and Rare Diseases Business Unit of Mallinckrodt plc on an interim basis following the merger with Questcor from August 2014 until October 2014. Mr. Cartt joined Questcor as Executive Vice President, Corporate Development, during March 2005. He was later appointed Chief Business Officer before being appointed Chief Operating Officer. Mr. Cartt was a private consultant from August 2002 until March 2005. From March 2000 through August 2002, Mr. Cartt was the Senior Director of Strategic Marketing for Elan Pharmaceuticals. Prior to that, Mr. Cartt held a variety of R&D and Commercial positions at ALZA Corporation during the period July 1985 to March 2000. Mr. Cartt holds a B.S. degree from the University of California at Davis in Biochemistry, and an M.B.A. from Santa Clara University.

Mr. Cartt brings to our Board his many years of experience in the pharmaceutical industry, including experience in senior management of a Questcor, a rapidly growing biopharmaceutical company prior to its acquisition by Mallinckrodt plc.

Andrew Arno, 56, has 30 years of experience working with emerging growth companies. He is currently Vice Chairman of “The Special Equities Group” at Chardan Capital Markets, LLC, a privately held investment banking firm, and from June 2013 until July 2015 served as Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the board of Smith Micro Software, Inc.

Mr. Arno brings over 30 years’ experience handling a wide range of corporate and financial matters and his background as an investment banker and strategic advisor to emerging growth companies qualifies him to serve on our board of directors.

Alfred D. Kingsley, 73, joined our Board of Directors and became Chairman of the Board during September 2012 and Executive Chairman during March 2014. Mr. Kingsley is Chairman of the Board of BioTime, Inc. ("BioTime"). Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Greenbelt Corp. served as BioTime’s financial advisor from 1998 until June 30, 2009. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School.

Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations in order to add value for shareholders. Mr. Kingsley has been instrumental in structuring our initial equity financings, and in negotiating the Asset Contribution Agreement with Geron through which we acquired most of our stem cell assets. Mr. Kingsley, along with entities that he controls, is currently one of BioTime’s largest shareholders.

Richard T. LeBuhn, 51, has served since June 2006 as Senior Vice President of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P. Previously, Mr. LeBuhn was Principal of Broadfield Capital Management, LLC, a private investment firm, from 2005 to 2006, and Vice President of Derchin Management, a private investment firm, from July 2002 to May 2005. Earlier in his career, Mr. LeBuhn founded and was Managing Member of Triple Eight Capital, LLC, an investment analysis and financial advisory firm, was Managing Director of Craig Drill Capital, Inc., a private investment firm, and served as an operating business manager for Chubb and Son, Inc., the property and casualty insurance division of The Chubb Corporation. Mr. LeBuhn received a MBA in Finance with Distinction from Columbia University Graduate School of Business in 1996. He received a BA in Economics from St. Lawrence University in 1988. Mr. LeBuhn currently serves as a director of Comarco, Inc.

Mr. LeBuhn’s qualifications to serve on our Board include, among others, his extensive experience as an investor in public companies, his extensive financial analyst background, his financial and management expertise, and his ability to provide advice on various matters, including matters pertaining to accounting and corporate governance matters.

Robert W. Peabody, 61, has been our Chief Financial Officer since June 2013 and is Senior Vice-President, Chief Operating Officer, and Chief Financial Officer of BioTime. Mr. Peabody joined BioTime in October 2007 as its Senior Vice-President and Chief Operating Officer also served on an interim basis as Chief Financial Officer from September 2010 until October 2011. Mr. Peabody reassumed the role as Chief Financial Officer in May 2013. Prior to joining BioTime, Mr. Peabody served as a Vice-President of Advanced Cell Technology, Inc., and also served on their board of directors from 1998 to 2006. Prior to joining ACT, Mr. Peabody spent 14 years as a Regional Controller for Ecolab, Inc., a Fortune 500 specialty chemical manufacturer and service company. He has also been an audit manager for Ernst and Young where he was a Certified Public Accountant on the audit staff serving the firm’s clients whose shares are publicly traded. Mr. Peabody received a Bachelor Degree in Business Administration from the University of Michigan.

Mr. Peabody brings to our Board many years of experience as a senior executive and in accounting and financial reporting, including in the stem cell and biotechnology industry as Chief Financial Officer of our parent company BioTime and as Vice President and director of Advance Cell Technology.

Natale S. Ricciardi, 67, spent his entire 39-year biopharmaceutical career at Pfizer Inc, retiring in 2011 as a member of the Pfizer Executive Leadership Team after holding the positions of President, Pfizer Global Manufacturing and Senior Vice President of Pfizer Inc. In addition to his corporate leadership role, he was directly responsible for all of Pfizer’s internal and external supply organization, a global enterprise that grew to more than 100 manufacturing facilities supplying small and large molecule pharmaceuticals, vaccines, consumer, nutrition and animal health products. Mr. Ricciardi maintained responsibility for global manufacturing activities from 2004 through 2011. Previously, from 1999 to 2004, he had oversight for Pfizer’s US manufacturing operations and from 1995 to 1999 was Vice President of Manufacturing for Pfizer’s Animal Health Group. Mr. Ricciardi received a B.E. degree in Chemical Engineering from The City College of New York (CCNY) and an MBA in Finance and International Business from Fordham University. He currently serves on the Advisory Board of HealthCare Royalty Partners and is a Director of Dynavax Technologies Corporation. He also serves as a member of the CCNY 21st Century Foundation.

Mr. Ricciardi’s long career at Pfizer Inc. in a corporate leadership role and his extensive experience leading Pfizer's global manufacturing and supply operations qualifies him to serve on our board of directors.

Judith Segall, 62, has been our Corporate Secretary since September 2012 and has served as a Vice President and as Secretary of BioTime since 1990. Ms. Segall also serves on the Board of Directors of BioTime. Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

Ms. Segall brings to our Board more than 25 years of experience as an executive and director of BioTime. During that time, she has developed a wealth of knowledge of business operations and management.

Michael D. West, Ph.D., 63, Dr. West has been a director of Asterias since 2012, and was our Vice President from September 2012 to December 2015, except for an interim period from April 2014 to June 2014 when he served as our President and Chief Executive Officer Dr. West has been Chief Executive Officer of BioTime from October 2007 to October 2015, has been Co-Chief Executive Officer since October 2015, and has served on BioTime’s Board of Directors since 2002. Prior to becoming BioTime’s Chief Executive Officer, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Advanced Cell Technology, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine. Dr. West also founded Geron Corporation, and from 1990 to 1998 he was a director and Vice-President of Geron, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells. From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart, which led to the first isolation of human embryonic stem and human embryonic germ cells. Dr. West received a B.S. Degree from Rensselaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

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

Process for Communicating with Board Members

Interested parties may communicate with any and all members our Board by transmitting correspondence addressed to one or more Directors by name at the following address: Asterias Biotherapeutics, Inc., 6300 Dumbarton Circle, Fremont, California 94555, c/o Corporate Secretary. Communications from our stockholders to one or more Directors will be collected and organized by our Corporate Secretary and will be forwarded to the Chairman of the Board or to the identified Director(s) as soon as practicable. If multiple communications are received on a similar topic, the Corporate Secretary may, in his or her discretion, forward only representative correspondence.

The Chairman of the Board will determine whether any communication addressed to the entire Board should be properly addressed by the entire Board or a committee thereof. If a communication is sent to the Board or a Committee, the Chairman of the Board or the Chairman of that committee, as the case may be, will determine whether a response to the communication is warranted.

Executive Officers

Our executive officers are Stephen L. Cartt, President and Chief Executive Officer, Russell L. Skibsted, Chief Financial Officer, Jane S. Lebkowski, Ph.D., President of Research and Development, Katharine E. Spink, Ph.D., Vice President and Chief Operating Officer, and Edward D. Wirth III, Chief Medical Officer. The biographies of Mr. Cartt are included above under “Directors.”

Russell L. Skibsted, 57, became our Chief Financial Officer in March 2016, and is also the Chief Financial Officer of BioTime, Inc. ("BioTime"), which is the majority-owner of Asterias. Prior to joining BioTime in November 2015, Mr. Skibsted was Chief Financial Officer of Proove Biosciences, Inc. since 2014. From 2013 to 2014, Mr. Skibsted was Managing Director and Chief Financial Officer of RSL Ventures, where he provided financial consulting services to public and private companies in the life sciences sector. Mr. Skibsted served as Senior Vice President, Chief Financial Officer and Secretary of Aeolus Pharmaceuticals, a publicly traded biopharma company, from 2010 to 2013, and was Senior Vice President and Chief Business Officer of Spectrum Pharmaceuticals, a publicly traded biopharmaceutical company, from 2006 to 2009. From 2004 to 2006, Mr. Skibsted served as Chief Financial Officer of Hana Biosciences, and from 2000 to 2004 he served as Chief Financial Officer and Portfolio Management Partner of Asset Management Company, a venture capital firm. Mr. Skibsted holds a B.A. in economics from Claremont McKenna College and an MBA from the Stanford Graduate School of Business.

Jane S. Lebkowski, Ph.D., 59, became our President of Research and Development during March 2013 after a 13-year career at Geron where she served as Senior Vice President, Cell Therapies from 2004 to 2011, and also as Chief Scientific Officer from 2009 to 2011. From August 1999 until January 2004, Dr. Lebkowski served as Vice President of Cell Therapies, and from April 1998 until August 1999, she served as Senior Director, Cell and Gene Therapies at Geron. Dr. Lebkowski managed research and development of Geron’s immunotherapy products for cancer treatment and its human embryonic stem cell based products for regenerative medicine. Prior to joining Geron, she spent more than ten years at Applied Immune Sciences and then at Rhone Poulenc Rorer, which acquired Applied Immune Sciences in 1995, advancing from research scientist to Vice President of Research and Development. Dr. Lebkowski has co-authored numerous scientific publications. Dr. Lebkowski holds a B.S. in Chemistry and Biology from Syracuse University, and a Ph.D. from Princeton University.

Katharine E. Spink, Ph.D., 41, became our Vice President and Chief Operating Officer during March 2013, after an eight year career at Geron where she served as Senior Vice President of Alliance Management and Cell Therapy Product Development, and of Operations, Cell Therapies during 2011; Vice President of Operations, Regenerative Medicine Programs from 2009 to 2011; and Senior Director of Program Operations, Regenerative Medicine from 2008 to 2009. From January 2007 until January 2008, Dr. Spink served as Program Director for Cardiovascular Disease, and was Assistant Director, and then Associate Director of Corporate Development during 2003 to 2006. Dr. Spink holds a B.A. in Biochemistry from Rice University, and a Ph.D. in Cancer Biology from Stanford University School of Medicine.

Edward D. Wirth, III, M.D., Ph.D., 50, became our Chief Translational Officer during March 2013, and has been our Chief Medical Officer since May 2015. Prior to that Mr. Wirth served as Chief Science Officer at InVivo Therapeutics Corporation from 2011 to 2012. From 2004 to 2011, Dr. Wirth served as Medical Director for Regenerative Medicine at Geron, where he led the world’s first clinical trial of a human embryonic stem cell derived product, GRNOPC1 in patients with subacute spinal cord injuries. Dr. Wirth held academic appointments at Rush-Presbyterian St. Luke’s Medical Center and at the University of Chicago from 2002 to 2004, and was a member of the faculty of the University of Florida from 1996 to 2002. Dr. Wirth received his Ph.D. and M.D. and from the University of Florida in 1992 and 1994, respectively.

Other Key Employees

Casey C. Case, Ph.D., 60, became our Senior Vice President of Research and Nonclinical Development in March 2014. Before joining Asterias, Dr. Case served as Executive Vice President of Research at SanBio Inc. from 2006 to 2014, developing cell therapies for stroke and neurodegenerative conditions. Previously, Dr. Case was Vice President of Research and Operations at Sangamo Biosciences Inc. from 1997to 2005, Director of Cell Biology at Tularik Inc. from 1993 to 1997, and Director of Transcription Research at OSI Pharmaceuticals Inc. from 1989 to 1993. Dr. Case received his Ph.D. in Biochemistry from the University of California, Davis in 1985, and did postdoctoral research at UCLA from 1985 to 1989. Dr. Case and has over 40 issued patents.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The compensation committee currently consists of Mr. Ricciardi (chair), Mr. Arno and Mr. LeBuhn. Our Board of Directors has determined that each member of the Compensation Committee is an independent director under, as defined in the NYSE MKT Company Guide. We did not have a Compensation Committee prior to June 24, 2013, and compensation of our executive officers during the last fiscal year prior to that date was determined by our Board of Directors. Executive officers who also served as directors did not vote on matters pertaining to their own personal compensation. None of the directors who served on the Compensation Committee during the last fiscal year was a current or former officer or employee of Asterias, or had any relationship with Asterias requiring disclosure in this report under Item 404 of SEC Regulation S-K. During last fiscal year, none of our executive officers served as (a) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board of Directors, (b) a director of another entity, one of whose executive officers served on our Board of Directors, or (c) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board of Directors, except Michael D. West, and Robert W. Peabody, served on the board of directors our parent company BioTime.

Summary Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2015 and December 31, 2014 by our former President and Chief Executive Officer, and the two next most highly compensated executive officers (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name	Principal Position	Year	Salary	Bonus	Option Awards (1)		Stock Awards		All other Compensation (2)	Total

Pedro Lichtinger (8)	President and Chief Executive Officer	2015	$407,000	-	$524,263	(3)	$73,841	(3)	$9,000	$1,014,104
		2014	$224,359	-	$1,409,456	(4)	$468,000	(4)	$8,333	$2,110,148

Katharine E. Spink	Vice President and Chief Operating Officer	2015	$267,500	-	$622,848	(5)(6)	$87,432	(7)	$13,250	$991,030
		2014	$250,000	-	-		-		$12,500	$262,500
		2013	$157,500	-	293,898	(6)	-		$5,156	$456,554

Georgia Erbez (9)	Vice President and Chief Financial Officer	2015	$47,596	-	$1,304,979	(9)	-		-	$1,352,575

(1)	Option awards are valued at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718. We used the Black-Sholes-Merton Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term ranging from 4.52 to 6.08 years, volatility ranging from 75.03% to 78.38%, and bond equivalent yield discount rates ranging from 0.66% to 1.905% depending on the date of grant.

(2)	Other compensation consists entirely of employer contributions to employee accounts under BioTime’s 401(k) plan in which employees of BioTime subsidiaries, including Asterias, are entitled to participate.

(3)	Mr. Lichtinger was granted options to purchase 200,000 Series A Shares under the 2013 Equity Incentive Plan. In addition, Mr. Lichtinger received 17,949 RSUs. These RSUs and options were granted under Asterias’ 2013 Equity Incentive Plan. The options are subject to time-based vesting whereby one quarter of the options shall vest upon completion of 12 full months of continuous employment of Mr. Lichtinger by Asterias measured from the grant date, and the balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment of Mr. Lichtinger by Asterias. Each RSU represents a contingent right to receive one share of Asterias' Series A Shares. The RSUs are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015. In connection with the separation agreement entered into with Mr. Lichtinger on March 10, 2016, half of the unvested options granted to Mr. Lichtinger were cancelled following his departure from Asterias on February 29, 2016.

(4)	Mr. Lichtinger was granted was granted options to purchase 1,000,000 Series A Shares and 200,000 shares of restricted stock at $2.34 per share under the 2013 Equity Incentive Plan in 2014. The restricted stock was subject to restrictions on transfer and to forfeiture until the shares vested. The restricted stock vested at the rate of 16,667 shares per month while Mr. Lichtinger remained employed by Asterias. The options are subject to time-based vesting in equal monthly installments over a four-year period beginning on the one month anniversary from the date of the grant, provided that Mr. Lichtinger remains employed with Asterias through the vesting dates. All of the unvested options granted to Mr. Lichtinger were cancelled and all of the unexercised vested options were forfeited following his departure from Asterias on February 29, 2016.

(5)	Dr. Spink was granted options to purchase 100,000 Series A Shares under the 2013 Equity Incentive Plan in 2015. The options are exercisable at an exercise price of $5.45 per share. The options are subject to time-based vesting in equal calendar quarterly installments over a four-year period beginning December 1, 2015, provided that Dr. Spink remains employed with Asterias through the vesting dates.

(6)	Dr. Spink was granted options to purchase 100,000 Series A Shares and 200,000 Series A Shares under the 2013 Equity Incentive Plan in 2015 and 2013 respectively. The options are exercisable at an exercise price of $3.90 per share and $2.34 per share for 2015 and 2013, respectively. The 2015 options are subject to time-based vesting whereby one quarter of the options shall vest upon completion of 12 full months of continuous employment of Dr. Spink by Asterias measured from the grant date, and the remaining balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment of Dr. Spink by Asterias The 2013 options are subject to time-based vesting in equal monthly installments over a four-year period beginning on the one month anniversary from the date of the grant, provided that Dr. Spink remains employed with Asterias through the vesting dates.

(7)	Dr. Spink received 21,153 RSUs in 2015. These RSUs and options were granted under Asterias’ 2013 Equity Incentive Plan. Each RSU represents a contingent right to receive one share of Asterias’ Series A Shares. The RSUs are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015. Each RSU represents a contingent right to receive one share of Asterias’ Series A Shares.

(8)	Half of the unvested options granted to Mr. Lichtinger were cancelled following his departure from Asterias on February 29, 2016.

(9)	Ms. Erbez was appointed as our Chief Financial Officer on November 9, 2015. As a part of Ms. Erbez’s initial compensation package, she was granted options to purchase 380,000 Series A Shares under the 2013 Equity Incentive Plan. The options are exercisable at an exercise price of $5.16 per share. The options are subject to time-based vesting whereby one quarter of the options shall vest upon completion of 12 full months of continuous employment of Ms. Erbez by Asterias measured from the grant date, and the balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment of Ms. Erbez by Asterias. All of the unvested options granted to Ms. Erbez were cancelled upon her departure from Asterias as of March 2016.

Stock Options Outstanding at Year End

The following table summarizes certain information concerning Asterias stock options held by our Named Executive Officers as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date (1)	Number of Shares or Units of Stock that have not Vested (2)	Market Value of Shares or Units of Stock that have not Vested

	437,500	562,500	(1)	$2.34	June 8, 2021
Pedro Lichtinger(5)
	-	200,000	(3)	$3.90	February 12, 2025
						5,983	$23,513

	133,333	66,667	(1)	$2.34	March 9, 2020
Katharine E. Spink
	-	100,000	(3)	$3.90	February 12, 2025

	12,500	87,500	(4)	$5.45	November 3, 2025
						7,052	$27,714

Georgia Erbez(6)	-	380,000	(3)	$5.16	November 8, 2025	-	-

(1)	These options are exercisable for Asterias Series A Shares and become exercisable in 48 equal monthly installments during the term of employment by Asterias.

(2)	These RSUs are subject to time-based vesting and will vest entirely on March 31, 2016.

(3)	These options are subject to time-based vesting whereby one quarter of the options shall vest upon completion of 12 full months of continuous employment by Asterias measured from the grant date, and the balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment by Asterias.

(4)	These options are subject to time-based vesting in equal quarterly installments over a four-year period beginning December 1, 2015, provided that Dr. Spink remains employed with Asterias through the vesting dates.

(5)	Half of the unvested options granted to Mr. Lichtinger were cancelled following his departure from Asterias on February 29, 2016.

(6)	All of the options granted to Ms. Erbez were unvested and cancelled upon her departure from Asterias as of March 2016.

Other Compensation Plans

We do not have any pension plans, defined benefit plans, or non-qualified deferred compensation plans. We do make contributions to 401(k) plans for participating executive officers and other employees.

Risk Considerations and Recoupment Policies

The Compensation Committee considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking. Our executive compensation arrangements include a fixed salary that provides a steady income so that executives do not feel pressured to focus exclusively on stock price performance or short term financial targets to the detriment of our long-term operational and strategic objectives. We supplement fixed salaries with discretionary bonus awards based on the executive’s performance as well as the performance of Asterias, and bonus awards based on Astrerias’ receipt of research grant funding. The stock options that we have granted to our executive officers under the Equity Incentive Plan vest over four years, assuring that the executives take a long-term perspective in viewing their equity ownership.

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

Directors who serve on the Audit Committee and the Compensation Committee shall receive, in addition to other fees payable to them as directors, the following annual fees:

•	Audit Committee Chairman: $10,000

•	Audit Committee Member other than Chairman: $7,000

•	Compensation Committee Chairman: $7,500

•	Compensation Committee Member other than Chairman: $5,000

•	Nominating and Corporate Governance Committee Chairman: $7,500

•	Nominating and Corporate Governance Committee Member other than Chairman: $5,000

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

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the current members of the persons who served as directors during the year ended December 31, 2015 and who were not employees of Asterias or BioTime on the date the compensation was earned.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Alfred D. Kingsley(2)	$57,500	$143,991	$201,491
Andrew Arno	$48,000	$63,002	$111,002
Richard LeBuhn	$51,500	$63,002	$114,502
Natale S. Ricciardi	$51,500	$63,002	$114,502
Robert W. Peabody(3)	$4,750	$-	$4,750

(1)	Those of our directors who were serving on the Board of Directors on April 1, 2015 and who are not salaried employees of Asterias each received an award of stock options entitling them to purchase 20,000 Series A Shares as partial compensation for serving on the Board of Directors for a period of one year, except Mr. Kingsley. The options will vest and become exercisable in equal quarterly installments over a one-year period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718. We used the Black-Sholes-Merton Pricing Model to compute option fair values. The assumptions underlying the valuation of the Asterias options are as follows: stock price of $6.22, exercise price of $6.22, expected term of 2.72 years, volatility of 81.91%, and a bond equivalent yield discount rate of 0.86%.

(2)	Mr. Kingsley received 75,000 stock options as partial compensation for serving in his capacity as Chairman of the Board. The assumptions underlying the valuation of the Asterias options are as follows: stock price of $3.85, exercise price of $3.90, expected term of 2.72 years, volatility of 80.82%, and a bond equivalent yield discount rate of 1.03%.

(3)	Payment of director fees to Mr. Peabody began following his resignation as Chief Financial Officer of BioTime and Astrerias in November 2015.

Employment Agreements; Change in Control Payments

Pedro Lichtinger

Mr. Lichtinger was appointed as our President and Chief Executive Officer on June 9, 2014 and we entered into an employment agreement with Mr. Lichtinger, whereby Mr. Lichtinger was paid an annual base salary of $400,000 per year. In February 2015, Mr. Lichtinger received a $7,000 increase to his annual salary, which was pro-rated based on his June 9, 2014 hiring date. Mr. Lichtinger was granted options under our Equity Incentive Plan to purchase 1,000,000 shares of our Series A Shares. The options granted have an exercise price of $2.34 per share, which is based on the fair market value of our Series A Shares as determined by our Board of Directors, and will vest, and thereby become exercisable, in 48 equal monthly installments based upon Mr. Lichtinger’s continued employment, and will expire if not exercised in seven years from the date of grant. In addition, Mr. Lichtinger received 200,000 shares of “Restricted Stock” under our Equity Incentive Plan which are subject to restrictions on transfer and to forfeiture until the shares vest. The Restricted Stock will vest at the rate of 16,667 shares per month while Mr. Lichtinger remains employed by us. Mr. Lichtinger may receive salary increases, bonuses, and additional awards of stock options and Restricted Stock approved by the Board of Directors, implementing a compensation philosophy which targets the 50th percentile of a group of comparator companies selected by the Board of Directors or a compensation committee of the Board of Directors, and in the case of bonuses, based on the attainment of goals or milestones set by the Board of Directors or a compensation committee of the Board of Directors.

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

Mr. Lichtinger served as our President and Chief Executive Officer through February 29, 2016. On March 10, 2016, we entered into a separation agreement with Mr. Lichtinger. Under the terms of the separation agreement, and consistent with the terms of his employment agreement we agreed to pay Mr. Lichtinger severance in the amount of $475,000 plus accrued and unpaid wages and unused vacation. In addition, the severance agreement provides for accelerated vesting of any unvested restricted  stock and 50% of unvested stock options that were previously granted to Mr. Lichtinger.

Georgia Erbez

We entered into an employment agreement with Georgia Erbez, whereby Ms. Erbez was paid an annual base salary of $330,000 per year. In addition to Ms. Erbez’s annual salary, in November 2015, she received a grant of options to purchase 380,000 Series A shares (145,223 ISO and 234,777 NQSO). The options granted have an exercise price of $5.16 and are subject to time-based vesting whereby one quarter of the options shall vest upon completion of 12 full months of continuous employment of Ms. Erbez by Asterias measured from the grant date, and the remaining balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment of Ms. Erbez by Asterias.

Ms. Erbez’s employment agreement contains provisions entitling her to severance benefits under certain circumstances. If Ms. Erbez has been employed by Asterias for one year or less, her severance benefits will be payment of three months base salary. If she has been employed by us for more than one year, her severance benefits will be payment of six months base salary and 50% of her then unvested Asterias stock options will vest. The cash severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of the executive’s salary while employed by us. If Ms. Erbez’s employment is terminated without “cause” within twelve months following a “Change of Control,” she will be entitled to twelve months base salary, payable in a lump sum, and 100% of her then unvested Asterias options will vest. In order to receive the severance benefits, Ms. Erbez must execute a general release of all claims against us and must return all our property in her possession.

Ms. Erbez served as our Chief Financial Officer through March 11, 2016. On March 21, 2016, we entered into a separation agreement with Mr. Erbez. Under the terms of the separation agreement, and consistent with the obligations under her employment agreement, we agreed to pay Ms. Erbez severance in the amount of $110,000 plus accrued and unpaid wages and unused vacation.

Dr. Katharine E. Spink

We entered into an employment agreement with Dr. Spink, whereby Dr. Spink is paid an annual base salary of $255,000 per year, and in July 2015, Dr. Spink received a $25,000 increase in her annual salary. In addition to Dr. Spink’s annual salary, during 2015 Dr. Spink was granted options to purchase 100,000 Series A Shares under the 2013 Equity Incentive Plan in February and in November. The options granted in February are exercisable at an exercise price of $3.90 per share and are subject to time-based vesting whereby one quarter of the options shall vest upon completion of 12 full months of continuous employment of Dr. Spink by Asterias measured from the grant date, and the remaining balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment of Dr. Spink by Asterias. The options granted in November are exercisable at an exercise price of $5.45 per share and are subject to time-based vesting in equal calendar quarterly installments over a four-year period beginning December 1, 2015, provided that Dr. Spink remains employed with Asterias through the vesting dates.

Dr. Spink’s employment agreement contains provisions entitling her to severance benefits under certain circumstances. If we terminate Dr. Spink’s employment without “cause” as those terms are defined in her employment agreement, she will be entitled to severance benefits. If Dr. Spink has been employed by Asterias for one year or less, her severance benefits will be payment of three months base salary. If she has been employed by us for more than one year, her severance benefits will be payment of six months base salary and 50% of her then unvested Asterias stock options will vest. The cash severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of the executive’s salary while employed by us. If Dr. Spink's employment is terminated without “cause” within twelve months following a “Change of Control,” she will be entitled to twelve months base salary, payable in a lump sum, and 100% of her then unvested Asterias options will vest and the restrictions on 100% of her Restricted Stock will expire.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Equity Compensation Plan Information

SECURITIES AUTHORIZED FOR ISSUANCE UNDER 2013 EQUITY INCENTIVE PLAN

The following table provides information as of December 31, 2015 about our Series A Shares that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plan (in thousands).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,178	$3.17	2,067
Equity compensation plans not approved by security holders	—	—	—
Total	5,178	$3.17	2,067

Security Ownership of Certain Beneficial Owners and Management

The following table and accompanying footnotes present information about the beneficial ownership of our Series A Shares, as of March 23, 2016 by each shareholder known by us to be the beneficial owner of 5% or more of our common stock. Information concerning certain beneficial owners of more than 5% of the common stock is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there were 38,352,150 Series A Shares issued and outstanding.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

Security Ownership of Certain Beneficial Owners
	Number of Shares	Percent of Total

BioTime, Inc. 1301 Harbor Bay Parkway, Suite 100 Alameda, CA 94502	21,747,569	56.70%

Romulus Films, Ltd(1) Wessex House 1 Chesham Street London SW1X 8ND United Kingdom	2,913,430	7.53%

(1)	Includes 2,563,430 Series A Shares held by Romulus Films and affiliates and 350,000 Series A Shares that Romulus Films may acquire upon the exercise of warrants at $5.00 per share expiring on September 30, 2016.

The following table and accompanying footnotes present information about the beneficial ownership of our Series A Shares, as of March 23, 2016 by each of our Named Executive Officers, directors, and all our executive officers and directors as a group.

Security Ownership of Management

	Number of Shares	Percent of Total

Stephen L. Cartt(1)	41,666	*

Russell L. Skibsted	-	*

Pedro Lichtinger(2)	1,367,521	3.49%

Katharine E. Spink(3)	207,590	*

Georgia Erbez(4)	-	*

Robert W. Peabody(5)	112,772	*

Michael D. West(6)	86,377	*

Judith Segall(7)	13,125	*

Alfred D. Kingsley(8)	230,000	*

Richard LeBuhn(9)	45,000	*

Andrew Arno(9)	45,000	*

Natale S. Ricciardi(9)	45,000	*

Don Bailey(10)	18,750	*

All executive officers and directors as a group (13 persons)(11)	1,334,102	3.36%

* Less than 1%

(1)	Includes 41,666 Series A Shares that may be acquired upon the exercise of certain stock options that will become exercisable within 60 days. Excludes 958,334 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Excludes 200,000 shares of Restricted Stock as to which the restrictions on transfer have not expired or will not expire within 60 days.

(2)	Includes 328,205 Series A Shares owned by Mr. Lichtinger, 200,000 shares of Restricted Stock as to which the restrictions on transfer have expired, 833,333 Series A Shares that may be acquired upon the exercise of certain stock options, and 5,983 Restricted Stock Units (“RSUs”) granted in February 2015 under Asterias’ 2013 Equity Incentive Plan. Mr. Lichtinger is no longer our President and Chief Executive Officer and has resigned from our Board of Directors. His beneficial ownership information is provided herewith because he is a Named Executive Officer during 2015.

(3)	Includes 177,726 Series A Shares that may be acquired upon the exercise of certain stock options, 22,812 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days and 7,052 RSUs granted in February 2015 under Asterias’ 2013 Equity Incentive Plan that will vest within 60 days. Each RSU represents a contingent right to receive one share of Asterias’ Series A Shares. The RSUs are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015. Excludes 364,464 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Ms. Erbez is no longer the Chief Financial Officer of the Company, and her beneficial ownership information is provided herewith because she was a Named Executive Officer during 2015.

(5)	Includes 41 Series A Shares owned by Mr. Peabody, 99,478 Series A Shares that may be acquired upon the exercise of certain stock options, 12,292 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days and 961 RSUs granted in February 2015 under Asterias’ 2013 Equity Incentive Plan that will vest within 60 days. Each RSU represents a contingent right to receive one share of Asterias’ Series A Shares. The RSUs are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015. Excludes 83,230 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(6)	Includes 80,416 Series A Shares that may be acquired upon the exercise of certain stock options, 5,000 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days and 961 RSUs granted in February 2015 under the Asterias’ 2013 Equity Incentive Plan that will vest within 60 days. Each RSU represents a contingent right to receive one share of Asterias’ Series A Shares. The RSUs are subject to time-based vesting in four equal quarterly payments beginning on June 30, 2015. Excludes 34,584 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(7)	Includes 11,874 Series A Shares that may be acquired upon the exercise of certain stock options and 1,251 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 16,875 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)	Includes 225,000 Series A Shares that may be acquired upon the exercise of certain stock options and 5,000 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 15,000 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(9)	Includes 35,000 Series A Shares that may be acquired upon the exercise of certain stock and 10,000 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 15,000 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(10)	Includes 18,750 Series A Shares that may be acquired upon the exercise of stock options that will become exercisable within 60 days. Excludes 56,250 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(11)	Includes 476 Series A Shares owned by Dr. Lebkowski, 41 Series A Shares owned by Mr. Peabody, 1,144,284 Series A Shares that may be acquired upon the exercise of certain stock options, 168,022 Series A Shares that may be acquired upon the exercise of certain stock options that will become exercisable within 60 days, and 21,279 RSUs granted in February 2015 under Asterias’ 2013 Equity Incentive Plan that will vest within 60 day. Excludes 1,847,694 Series A Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days, 200,000 shares of Restricted Stock as to which the restrictions have not expired and will not expire within 60 days and beneficial ownership of Pedro Lichtinger and Georgia Erbez, who are not an executive officer or a director as of the date of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions, during the 2015 fiscal year, to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any related person had a direct or indirect material interest.

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

Cross License Agreements and Related Share Transfer Agreement

On February 16, 2016, we entered into a Cross-License Agreement (the “Cross-License”) with our majority parent, BioTime, Inc. ("BioTime") and BioTime's wholly owned subsidiary ES Cell International Pte Ltd (“ESI”). Under the terms of a Cross-License, we received a fully-paid, non-royalty-bearing, world-wide, non-exclusive, sub-licensable license under certain BioTime patents and related patent rights and ESI patents and related patent rights specified in the Cross-License, for all purposes in the Asterias Licensed Field during the term of the license. The Asterias Licensed Field includes all therapeutic applications of use for certain BioTime patents and ESI patents except all therapeutic applications of use involving pluripotent stem cell-derived cells of the following lineages: (a) bone and orthopedic soft tissues, including but not limited to ligament, tendon, meniscus, cartilage, and intervertebral disc; (b) vascular endothelium and perivascular cells including vascular smooth muscle and vascular pericytes; (c) adipose tissue; and (d) retinal pigment epithelium. The Asterias Licensed Field also includes all applications of use for certain other BioTime patents involving live human pluripotent stem cell-derived cell therapies directed to the neural spinal cord (excluding cartilage and bone of the spine) and the myocardium; and also live human pluripotent stem cell-derived glial cell therapies directed to the central nervous system.

Under the terms of the Cross-License, BioTime and ESI received a fully-paid, non-royalty-bearing, world-wide, non-exclusive, sub-licensable license in, to, and under the certain Asterias patents and related patent rights for all purposes in the BioTime/ESI Licensed Field during the term of the license. The BioTime/ESI Licensed Field includes all fields of use except any and all applications (a) to treat disorders of the nervous system, and (b) utilizing the immune system to prevent, treat, or cure cancer, and (c) involving the use of cells comprising, derived from, or manufactured using, human embryonic stem cells or human induced pluripotent stem cells for in vitro assay applications, including but not limited to drug discovery and development, drug monitoring, drug toxicology testing, and consumer products testing.

We also entered into a Share Transfer Agreement with BioTime and ESI pursuant to which (a) Asterias transferred to BioTime 2,100,000 shares of common stock of OrthoCyte Corporation (“OrthoCyte) and 21,925 ordinary shares of Cell Cure Neurosciences Ltd (“Cell Cure”), each a majority-owned subsidiary of BioTime and (b) BioTime transferred to Asterias 75,771 shares of Series A Common Stock of Asterias and warrants to purchase 3,150,000 Series A common stock of Asterias at an exercise price of $5.00 per share, expiring September 30, 2016 (“Warrants”), as additional consideration for the license of patents and patent rights from Asterias under the Cross License.

The value of the consideration given and received by Asterias and BioTime was approximately $4.0 million. Asterias engaged Lake Street Capital as its independent valuation firm in the transaction. Lake Street Capital provided an valuation opinion to us Asterias in connection with the transaction.

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

Director Independence

Asterias Biotherapeutics is a “controlled company” under the Corporate Governance Rules of the NYSE MKT, which means that a majority of our issued and outstanding voting stock is controlled by a single person or related group of persons (namely BioTime), and that Asterias has elected controlled company status.

A controlled company is exempted from certain rules otherwise applicable to companies whose securities are listed on NYSE MKT, including (i) the requirement that a company have a majority of independent directors, (ii) the requirement that nominations to Asterias’ Board be either selected or recommended by a nominating committee consisting solely of independent directors, and (iii) the requirement that officers’ compensation be either determined or recommended by a compensation committee consisting solely of independent directors.

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

We have four independent directors on our Board. After considering the factors described in the previous paragraph, the Board has determined that Richard T. LeBuhn, Andrew Arno, Natale S. Ricciardi and Don Bailey are independent. The NYSE MKT Company Guide requires that the independent directors meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session. In addition to their meetings as members of the Audit and Compensation Committees, of which they are the sole members, Mr. LeBuhn, Mr. Arno and Mr. Ricciardi meet at least annually without the presence of non–independent directors and management in person in fulfillment of this NYSE MKT requirement during fiscal year 2014, in executive session each time.

Michael D. West and Judith Segall do not qualify as “independent” because they are full-time employees of our parent company, BioTime. Alfred D. Kingsley does not qualify as “independent” because he served for a period of time as our Executive Chairman and also because he received compensation for serving in an executive role as Chairman of certain of BioTime’s subsidiaries. Robert W. Peabody does not qualify as "independent" because he was our Chief Financial Officer within the past three years. Stephen L. Cartt does not qualify as "independent" because he is currently our President and Chief Executive Officer.

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

Item 14.	Principal Accounting Fees and Services

General

OUM & Co., LLP (“OUM”) served as our independent registered public accountants and audited our annual financial statements for the fiscal years ended December 31, 2015 and 2014.

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

The audit reports of Rothstein Kass on Asterias’ financial statements for the years ended December 31, 2013 and December 31, 2012 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to Asterias during the fiscal years ended December 31, 2015 and 2014 by Rothstein Kass, OUM, and Bolar, Hirsh, and Jennings:

	Fiscal 2015 ($)	Fiscal 2014 ($)

Audit Fees (1)	$309,000	$372,000
Audit Related Fees (2)	68,200	62,800
Tax Fees (3)	20,500	60,300
Total Fees	$397,700	$495,100

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of Asterias’ consolidated annual financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. For the fiscal years ended December 31, 2015 and 2014, aggregate fees for professional services billed by Rothstein Kass were $0 and $125,000, respectively and by OUM were $309,000 and $247,000, respectively.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Asterias’ consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings. For the fiscal years ended December 31, 2015 and 2014, aggregate fees for professional services billed by Rothstein Kass were $62,200 and $55,800, respectively and by OUM were $6,000 and $7,000, respectively.

(3)	Tax Fees were billed for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice related to mergers, acquisitions and dispositions. For the fiscal years ended December 31, 2015 and 2014, fees for professional services billed by Rothstein Kass were $0 and $10,000, respectively, by Bolar, Hirsh, and Jennings were $20,500 and 50,300, respectively, and none by OUM.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee has considered whether the provisions of services described in the table above are compatible with maintaining auditor independence. Our Audit Committee requires pre-approval of all audit and non-audit services in one of two methods, and each of the permitted non-auditing services described above has been pre-approved by the Audit Committee. Under the first method, the engagement to render the services would be entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided (i) the policies and procedures are detailed as to the services to be performed, (ii) the Audit Committee is informed of each service, and (iii) such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to Asterias’ management. Under the second method, the engagement to render the services would be presented to and pre-approved by the Audit Committee (subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit). The Chairman of the Audit Committee has the authority to grant pre-approvals of audit and permissible non-audit services by the independent registered public accounting firm, provided that all pre-approvals by the Chairman must be presented to the full Audit Committee at its next scheduled meeting.

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
Statements of comprehensive loss
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

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

4.1	Specimen of Series A Common Stock Certificate (3)

4.2	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of BioTime, Inc. (4)

4.3	Form of Warrant (Included in Exhibit 4.2) (4)

4.4	Warrant Agreement, dated October 1, 2013, by Asterias Biotherapeutics, Inc. for the benefit of Romulus Films Ltd. (4)

4.5	Form of Warrant (Included in Exhibit 4.4) (4)

10.1	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films Ltd. (2)

10.2	Sublease dated April 1, 2013 between BioTime, Inc. and BioTime Acquisition Corporation (2)

10.3	Shared Facilities and Services Agreement, dated April 1, 2013, between Asterias Biotherapeutics, Inc. and BioTime, Inc. (2)

10.4	Promissory Note, dated April 1, 2013, payable to BioTime, Inc. (2)

10.5	2013 Equity Incentive Plan (5)

10.6	Form of Employee Incentive Stock Option Agreement (6)

10.7	Form of Non-employee Director Stock Option Agreement (6)

10.8	Employment Agreement, dated as June 24, 2013, between Thomas Okarma and Asterias Biotherapeutics, Inc. (6)

10.9	Employment Agreement, dated as of June 24, 2013, between Katharine E. Spink and Asterias Biotherapeutics, Inc. (6)

10.10	Employment Agreement, dated as of June 24, 2013, between Jane S. Lebkowski and Asterias Biotherapeutics, Inc. (6)

10.11	Share Exchange Agreement, dated September 25, 2012, between Thomas Okarma and BioTime Acquisition Corporation (6)

10.12	Royalty Agreement, dated October 1, 2013 between Asterias Biotherapeutics, Inc. and Geron Corporation (7)

10.13	Exclusive Sublicense Agreement between Geron Corporation and Asterias Biotherapeutics, Inc. (7)

10.14	Sublicense Agreement between BioTime, Inc. and Asterias Biotherapeutics, Inc. (7)

10.15	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation (7)

10.16
Non-exclusive License Agreement, dated October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (7)

10.17	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc. (8)

10.18	Warrant Agreement, dated June 16, 2014, by Asterias Biotherapeutics, Inc. for the benefit of certain warrant holders (9)

10.19	Form of Warrant (included in Exhibit 10.18) (9)

10.20	Employment Agreement, dated as of June 9, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.21	Employment Agreement, dated as of June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.22	Stock Purchase Agreement, dated as of June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. (9)

10.22	Purchase Agreement, dated as of June 13, 2014, between Broadwood Partners, L.P. and Asterias Biotherapeutics, Inc. (9)

10.22	Purchase Agreement, dated as of June 13, 2014, between The George Karfunkel 2007 Grantor Trust #1 and Asterias Biotherapeutics, Inc. (9)

10.23	Registration Rights Agreement, dated June 16, 2014, between The George Karfunkel 2007 Grantor Trust #1, Broadwood Partners, L.P., and Asterias Biotherapeutics, Inc. (9)

10.28	At the Market Issuance Sales Agreement, dated April 10, 2015, by and between the Registrant and MLV & Co. LLC. (12)

10.29	Employment Agreement with Edward D. Wirth III, dated June 16, 2013. (13)

10.30	Services Agreement, dated October 8, 2015 by Aserias and Catapult. (14)

10.31	Employment Agreement dated November 2, 2015 between Georgia Erbez and Asterias Biotherapeutics, Inc. *

10.32	Employment Agreement dated February 28, 2016 between Stephen L. Cartt and Asterias Biotherapeutics, Inc. *

10.33	Separation Agreement, as of March 10, 2016, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. *

10.34	Amendment to the Notice of Award from the California Institute of Regenerative Medicine dated March 2, 2016 * +

10.35	Separation Agreement, as of March 21, 2016, between Georgia Erbez and Asterias Biotherapeutics, Inc. *

23.1	Consent of OUM & Co. LLP *

23.2	Consent of Rothstein Kass*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

+	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the Securities and Exchange Commission.

++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to Asterias’ Current Report on Form 8-K filed by BioTime, Inc. with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on April 3, 2013.

(3)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on September 3, 2013

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

(5)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 26, 2013.

(6)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on August 13, 2013.

(7)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(8)	Incorporated by reference to Asterias’ Annual Report on Form 10-K for the year ended December 31, 2013.

(9)	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (333-187706) filed with the Securities and Exchange Commission on June 19, 2014.

(10)	Incorporated by reference to Asterias’ Quarterly Report on Form 10-Q/A-1 for the quarter ended September 30, 2014

(11)	Incorporated by reference to Asterias' Annual Report on Form 10-K, for the year ended December 31, 2014

(12)	Incorporated by reference to Asterias' Current Report on Form 8-K, filed April 10, 2015

(13)	Incorporated by reference to Asterias' Quarterly Report on Form 10-Q, for the period ended June 30, 2015

(14)	Incorporated by reference to Asterias' Current Report on Form 8-K, filed August 10, 2015

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2016.

ASTERIAS BIOTHERAPEUTICS, INC.

By:	/s/ Stephen L. Cartt
Stephen L. Cartt,
President and Chief Executive Officer

Signature	Title	Date

/s/ Stephen L. Cartt	Chief Executive Officer and	March 29, 2016
STEPHEN L. CARTT	Director (Principal Executive Officer)

/s/ Russell L. Skibsted	Chief Financial Officer (Principal
RUSSELL L. SKIBSTED	Financial and Accounting Officer)	March 29, 2016

/s/ Andrew Arno	Director	March 29, 2016
ANDREW ARNO

/s/ Don M. Bailey	Director	March 29, 2016
DON M. BAILEY

/s/ Alfred D. Kingsley	Director	March 29, 2016
ALFRED D. KINGSLEY

/s/ Richard LeBuhn	Director	March 29, 2016
RICHARD LEBUHN

/s/ Robert W. Peabody	Director	March 29, 2016
ROBERT W. PEABODY

/s/ Natale Ricciardi	Director	March 29, 2016
NATALE RICCIARDI

/s/ Judith Segall	Director	March 29, 2016
JUDITH SEGALL

/s/ Michael D. West	Director	March 29, 2016
MICHAEL D. WEST