Form 10-Q
period 2016-03-31
Asterias Biotherapeutics, Inc.
filed 2016-05-16
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,554,421 shares of Series A Common Stock, $0.0001 par value, as of May 13, 2016.

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

References to “Asterias,” “our” or “we” means Asterias Biotherapeutics, Inc.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1.	Financial Statements

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,568	$11,183
Available-for-sale securities, at fair value	11,949	17,006
Landlord receivable	-	567
Prepaid expenses and other current assets	1,157	1,033
Total current assets	20,674	29,789

NONCURRENT ASSETS
Intangible assets, net	20,145	20,816
Property, plant and equipment, net	5,539	5,756
Investment in affiliates	-	416
Deferred tax asset	7,870	9,744
Other assets	422	457
TOTAL ASSETS	$54,650	$66,978

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to parent, BioTime, Inc.	$833	$530
Accounts payable	1,906	747
Accrued expenses and other current liabilities	1,152	1,183
Capital lease liability	7	7
Deferred grant income	2,270	2,513
Deferred tax liabilities, current portion	3,947	5,274
Total current liabilities	10,115	10,254

LONG-TERM LIABILITIES
Capital lease liability	25	26
Deferred tax liabilities, net of current portion	6,676	7,020
Deferred rent liability	203	179
Lease liability	4,300	4,400
TOTAL LIABILITIES	21,319	21,879

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000 Series A Common Stock and 75,000 Series B Common Stock; 38,557 and 38,228 shares Series A Common Stock issued and outstanding at March 31, 2016 and December 31, 2015, respectively; no Series B Common Stock issued and outstanding at March 31, 2016 and December 31, 2015	4	4
Additional paid-in capital	96,302	92,900
Accumulated other comprehensive gain (loss) on available-for-sale investments	(4,399)	434
Accumulated deficit	(58,576)	(48,239)
Total stockholders’ equity	33,331	45,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,650	$66,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Royalties from product sales	$107	$102
Grant income	1,487	677
Total revenues	1,594	779
Cost of sales	(53)	(51)
Gross profit	1,541	728

EXPENSES
Research and development	(6,343)	(3,593)
General and administrative	(6,290)	(1,672)
Total operating expenses	(12,633)	(5,265)

Loss from operations	(11,092)	(4,537)

OTHER INCOME/(EXPENSE)
Interest expense, net	(147)	(20)
Total other expenses, net	(147)	(20)

LOSS BEFORE INCOME TAX BENEFIT	(11,239)	(4,557)

Deferred income tax benefit	902	1,584

NET LOSS	$(10,337)	$(2,973)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.27)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	38,304	31,670

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

NET LOSS	$(10,337)	$(2,973)
Other comprehensive loss, net of tax:
Unrealized gain/(loss) on available-for-sale securities, net of taxes	(4,833)	3,106
COMPREHENSIVE INCOME/(LOSS)	$(15,170)	$133

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,337)	$(2,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	302	132
Stock-based compensation	1,608	693
Amortization of intangible assets	672	672
Amortization of prepaid rent	-	21
Deferred income tax benefit	(902)	(1,584)
Common stock issued in lieu of services	325	-
Distribution of Asterias warrants to shareholders other than BioTime	3,125	-
Changes in operating assets and liabilities:
Grant receivable	-	118
Prepaid expenses and other current assets	(124)	(93)
Other long term assets	3	-
Accounts payable	938	354
Accrued expenses and other current liabilities	175	295
Deferred rent liability	23	(58)
Lease liability	(99)	-
Deferred grant income	(243)	1,474
Amount due to parent, BioTime, Inc.	303	248
Net cash used in operating activities	(4,231)	(701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(63)	(16)
Payments on construction in progress	(6)	(296)
Reimbursement of security deposit	32	-
Net cash used in investing activities	(37)	(312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	171	-
Fees paid on sale of common shares	-	(425)
Proceeds from exercise of stock options	7	-
Proceeds from exercise of warrants	-	5,500
Financing costs	(6)	-
Repayment of capital lease obligation	(1)	-
Shares withheld and retired to pay employee taxes	(85)	-
Reimbursement from landlord on construction in progress	567	283
Net cash provided by financing activities	653	5,358

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS:	(3,615)	4,345
CASH AND CASH EQUIVALENTS:
At beginning of period	11,183	3,076
At end of period	$7,568	$7,421

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation and Liquidity

Asterias Biotherapeutics, Inc. (“Asterias”) was incorporated in Delaware on September 24, 2012. Asterias is a majority-owned and controlled subsidiary of BioTime, Inc. (“BioTime”).

Asterias is a biotechnology company focused on the emerging fields of cell therapy and regenerative medicine. Asterias has two core technology platforms. The first is a type of stem cell capable of becoming all of the cell types in the human body, a property called pluripotency. The second is the use of a cell type called “dendritic cells” to teach cancer patients’ immune systems to attack their tumors. We are focused on developing therapies to treat conditions with high unmet medical need and inadequate available therapies, with an initial focus on the therapeutic areas of neurology and oncology.

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2015 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying interim condensed financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Asterias’ financial condition and results of operations. The condensed results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

BioTime has consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through the ownership of Asterias common stock throughout the periods presented. BioTime owned 56.4% and 57.1% of the outstanding Asterias common stock at March 31, 2016 and December 31, 2015, respectively.  As of May 13, 2016, BioTime owns 48.8% of the outstanding Asterias common stock (see Note 14).

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

Liquidity – Since inception, Asterias has incurred operating losses and has funded its operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At March 31, 2016, Asterias had an accumulated deficit of $58.6 million, working capital of $10.9 million and stockholders’ equity of $33.7 million. Asterias has evaluated its projected cash flows and believes that its cash and cash equivalents of $7.6 million as of March 31, 2016, available for sale securities and the net proceeds of approximately $16.2 million raised from the May 13, 2016 underwritten public offering (see Note 14), will be sufficient to fund Asterias’ operations at least through March 2017. However, clinical trials being conducted by Asterias will be funded in part with funds from the $14.3 million grant awarded in 2014 by CIRM and not from cash on hand. If Asterias was to lose its grant funding it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain from another source of adequate financing that could be used for its clinical trials. Such financing, if necessary, may not be available to Asterias at acceptable terms, or if at all. Sales of additional equity securities would result in the dilution of interests of current shareholders.

2.	Summary of Significant Accounting Policies

Basic and diluted net loss per share – The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Three Months Ended March 31, (Unaudited)
	2016	2015
Net loss	$(10,337)	$(2,973)
Weighted average common shares outstanding – basic and diluted	38,304	31,670
Net loss per share – basic and diluted	$(0.27)	$(0.09)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (Unaudited)
	2016	2015
Stock options and restricted stock units	7,080	4,225
Warrants	350	8,500

Recently Issued Accounting Pronouncements – The following accounting standards, which are not yet effective, are presently being evaluated by Asterias to determine the impact that they might have on its financial statements.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments clarify two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. Asterias is currently evaluating the impact, if any, the adoption of ASU 2016-10 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016. Asterias is currently evaluating the impact the adoption of ASU 2016-09 will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those annual periods. Early adoption is permitted. Asterias is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements.

On January 5, 2016, the FASB issued ASU 2016-01: “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The most significant amendment was to equity investments. All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The amendment also allows equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Asterias is currently evaluating the impact the adoption of ASU 2016-01 will have on its financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on a company’s balance sheet. The ASU eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for annual financial statements beginning after December 15, 2016, and interim periods within those annual periods. Asterias does not expect that the adoption of ASU 2015-17 will have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". ASU 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. It is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. Asterias has not elected early adoption and believes the impact of the adoption of ASU 2014-15 could have a material adverse impact on Asterias’ financial statements.

3.	Balance Sheet Components

Property, plant and equipment, net

As of March 31, 2016 and December 31, 2015, property, plant and equipment consisted of the following (in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Leasehold improvements	$5,123	$4,998
Equipment and furniture	2,034	$2,074
Accumulated depreciation	(1,618)	(1,316)
Property, plant and equipment, net	$5,539	$5,756

4.	Investments in BioTime and Subsidiary

Investment in BioTime

BioTime common shares are included at fair value in current assets on the balance sheet as the shares are available for use and could be sold at fair value for working capital purposes at any time with prior consent of BioTime. As of March 31, 2016 and December 31, 2015, the BioTime shares are valued at $11 million and $15.8 million based on the closing price on that date, respectively.

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

The OncoCyte shares are included in available-for-sale securities at fair value in current assets in Asterias’ balance sheet as the shares are traded on NYSE: MKT (symbol “OCX”) and available for working capital purposes. As of March 31, 2016 and December 31, 2015, the OncoCyte shares are valued at $888,000 and $1.2 million based on the OncoCyte closing price on that date, respectively.

5.	Cross-License and Share Transfer with BioTime and Subsidiaries

On February 16, 2016, Asterias entered into a Cross-License Agreement (the “Cross-License”) with BioTime and BioTime's wholly owned subsidiary ES Cell International Pte Ltd (“ESI”). Under the terms of the Cross-License, Asterias received a fully-paid, non-royalty-bearing, world-wide, non-exclusive, sub-licensable license under certain BioTime patents and related patent rights and ESI patents and related patent rights specified in the Cross-License, for all purposes in the Asterias Licensed Field, as defined in the Cross-License agreement, during the term of the license.

Under the terms of the Cross-License, BioTime and ESI received a fully-paid, non-royalty-bearing, world-wide, non-exclusive, sub-licensable license in, to, and under the certain Asterias patents and related patent rights for all purposes in the BioTime/ESI Licensed Field, as defined in the Cross-License agreement, during the term of the license.

Asterias also entered into a Share Transfer Agreement (“Share Transfer”) with BioTime and ESI pursuant to which (a) Asterias transferred to BioTime 2,100,000 shares of common stock of OrthoCyte Corporation (“OrthoCyte) and 21,925 ordinary shares of Cell Cure Neurosciences Ltd (“Cell Cure”), each a majority-owned subsidiary of BioTime, with an aggregate carrying value of approximately $416,000 and (b) BioTime transferred to Asterias 75,771 shares of Series A Common Stock of Asterias with a carrying value of approximately $197,000 and warrants to purchase 3,150,000 Series A common stock of Asterias at an exercise price of $5.00 per share, expiring September 30, 2016 (“Warrants”), with a carrying value of approximately $2.0 million, as additional consideration for the license of patents and patent rights from Asterias under the Cross License. On March 20, 2016, the warrants to purchase 3,150,000 shares of Series A common stock were retired by Asterias.

The Cross-License and Share Transfer transaction was accounted for as transfer of assets between entities under common control and recorded at carrying value, with the resulting gain on transfer of approximately $1.8 million recorded by Asterias in equity as contributed capital to BioTime in accordance with, and pursuant to ASC 805-50, Transactions Between Entities Under Common Control.  The transfer of assets was also a taxable transaction to Asterias generating a taxable gain of approximately $3.1 million as further discussed in Note 11.

6.	Intangible assets

Intangible assets net of accumulated amortization at March 31, 2016 and December 31, 2015 are shown in the following table (in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Intangible assets	$26,860	$26,860
Accumulated amortization	(6,715)	(6,044)
Intangible assets, net	$20,145	$20,816

Asterias recognized $672,000 in amortization expense of intangible assets during the three months ended March 31, 2016 and 2015, respectively.

7.	Common Stock and Warrants

As of March 31, 2016 and December 31, 2015, Asterias had outstanding 38,557,171 and 38,228,120 Series A Shares and no Series B Shares, respectively.

Common Stock Issuance

In January 2016, pursuant to a services agreement with Cell Therapy Catapult Services Limited, Asterias issued 78,133 shares of Asterias Series A common stock with a fair value of $325,000 (see Note 12).

Warrants

In February 2016, of the warrants to purchase 3,500,000 shares, 3,150,000 were returned to Asterias by BioTime as part of an asset transfer between Asterias and BioTime as discussed in Note 5. Asterias retired these warrants on March 23, 2016. The remaining 350,000 warrants with an exercise price of $5.00 per share expire on September 30, 2016.

Warrant Distribution to Shareholders

On March 30, 2016, Asterias’ board of directors declared a distribution of Asterias common stock purchase warrants to all Asterias shareholders other than BioTime, in the ratio of one warrant for every five shares of Asterias common stock owned of record as of the close of business on April 11, 2016. On April 25, 2016, Asterias distributed 3,331,229 warrants. The distribution of the warrants is treated as a non-pro rata distribution because warrants were not distributed to BioTime. The warrants are classified as equity, have an exercise price of $5.00 per share, and expire on September 30, 2016. Asterias recorded the warrants at a fair value of approximately $3.1 million with a noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity as of March 30, 2016 as the warrants were deemed to be issued for accounting purposes on that date.

8.	Equity Incentive Plan

Stock Options and Restricted Stock Units

A summary of Asterias’ Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options and Restricted Stock Units Outstanding	Weighted Average Exercise Price
December 31, 2015	2,067	5,178	$3.17
Options granted	(2,560)	2,560	3.63
Restricted stock granted	(830)	415	3.65
Options exercised	-	(3)	2.34
Options forfeited/cancelled	769	(969)	2.34
Restricted stock units forfeited	3	(1)	3.90
Shares issued - RSUs	-	(100)	3.76
March 31, 2016	(551)	7,080	$3.84

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table:

	March 31, (Unaudited)
	2016	2015
Expected life (in years)	5.77	$5.85
Risk-free interest rates	1.39%	1.64%
Volatility	75.08%	78.55%
Dividend yield	0%	0%

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

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment.  If Asterias had made different assumptions, its stock-based compensation expense, and net loss for the three months ended March 31, 2016 and 2015, may have been significantly different.

Asterias does not recognize deferred income taxes for incentive stock option compensation expense, and records a tax deduction only when a disqualifying disposition has occurred.

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31, (Unaudited)
	2016	2015
Research and development	$724	$289
General and administrative	884	404
Total stock-based compensation expense	$1,608	$693

9.	Commitments and Contingencies

Fremont Lease

On December 30, 2013, Asterias entered into a lease for an office and research facility located in Fremont, California, consisting of an existing building with approximately 44,000 square feet of space. The building is being used by Asterias primarily as a laboratory and production facility that can be used to produce human embryonic stem cells and related products under current good manufacturing procedures. Asterias completed the tenant improvements in November 2015, which cost approximately $4.9 million, of which the maximum of $4.4 million was paid to Asterias by the landlord.  Asterias placed the asset into service in November 2015 and will amortize the leasehold improvements and the landlord liability over the remaining lease term through September 30, 2022.

As of March 31, 2016 and December 31, 2015, the landlord liability was $4.3 million and $4.4 million and the deferred rent liability was $203,000 and $179,000, respectively.

Beginning on January 1, 2016, base rent increased to $105,000 per month and will increase by approximately 3% annually on every October 1 thereafter.

Litigation – General

Asterias is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When Asterias is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, Asterias will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, Asterias discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. Asterias is not aware of any claims likely to have a material adverse effect on its financial condition or results of operations.

Employment Contracts

Asterias has entered into employment contracts with certain executive officers. Under the provisions of the contracts, Asterias may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations.

Indemnification

In the normal course of business, Asterias may provide indemnifications of varying scope under Asterias’ agreements with other companies or consultants, typically Asterias’ clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Asterias will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Asterias’ products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Asterias products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Asterias could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Asterias has not been subject to any claims or demands for indemnification. Asterias also maintains various liability insurance policies that limit Asterias’ exposure. As a result, Asterias believes the fair value of these indemnification agreements is minimal. Accordingly, Asterias has not recorded any liabilities for these agreements as of March 31, 2016 and December 31, 2015.

10.	Shared Facilities and Service Agreement

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

BioTime allocated $187,000 and $248,000, of general overhead expenses to Asterias during the three month periods ended March 31, 2016, and 2015, respectively.

11.	Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate.  The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where Asterias conducts business.

A deferred federal income tax benefit of approximately $902,000 was recorded for the three months ended March 31, 2016. A deferred income tax benefit of approximately $1.6 million was recorded for the three months ended March 31, 2015, of which approximately $1.4 million was related to federal and $152,000 was related to state taxes.  Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property and available for sale securities held in BioTime and OncoCyte common stock. It is more likely than not that the deferred tax assets are fully realizable since these income tax benefits are expected to be available to offset such deferred tax liabilities, except for the California deferred tax assets for which Asterias has established a valuation allowance as of March 31, 2016 and December 31, 2015.

As discussed in Note 5, in connection with the Cross-License and Share Transfer transaction completed on February 16, 2016, the transfer of assets was a taxable transaction to Asterias generating a taxable gain of approximately $3.1 million. Asterias has sufficient current year losses from operations to offset the entire gain resulting in no income taxes due. As the transfer of assets and the resulting taxable gain is due to a direct effect of transactions between the parent company, BioTime, and its subsidiary, Asterias recorded the tax effect of this gain through equity in accordance with ASC 740-20-45-11(g).

12.	License and Royalty Obligations

Services Agreement with Cell Therapy Catapult Services Limited

In October 2015, Asterias entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property and will develop a scalable manufacturing and differentiation process for Asterias’ human embryonic stem cell derived dendritic cell cancer vaccine development program. In consideration for the license and Catapult’s performance of services, Asterias agreed to make aggregate payments of up to GBP £4,350,000 over the next five years (approximately $6.3 million based on the foreign currency exchange rate on March 31, 2016). At the option of Asterias, up to GBP £3,600,000 (approximately $5.2 million based on the foreign currency exchange rate on March 31, 2016) of such payments may be settled in shares of Asterias Series A Common Stock instead of cash. If Asterias elects to pay for the services in stock and Catapult is unable to sell the stock in the market within 60 days of issuance, after reasonable and diligent efforts through its broker, Catapult may request that the unsold portion of the stock payment, if any, be paid by Asterias in cash at a value equal to approximately 91% of the total amount that was issued in stock. This right by Catapult to put the unsold shares back to Asterias for cash expires the earlier to occur of the sale of the stock in the market or after 60 days of issuance.

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

In January 2016 and December 2015, pursuant to the Services Agreement, Asterias issued 78,133 and 96,479 shares of Asterias Series A Common Stock with a fair market value of $325,000 and $486,000 at the time of issuance which Asterias reclassified into permanent equity since all of these shares were sold in the market by Catapult as of March 31, 2016, and December 31, 2015, respectively.

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

On October 16, 2014 Asterias signed a Notice of Grant Award (“NGA”) with CIRM, effective October 1, 2014, with respect to a $14.3 million grant award for clinical development of Asterias’ product, AST-OPC1. The NGA was subsequently amended effective November 26, 2014 and March 2, 2016. The NGA includes the terms under which CIRM will release grant funds to Asterias. Under the NGA as amended on March 2, 2016. CIRM will disburse the grant funds to Asterias based on Asterias’ achievement of certain milestones.

As of May 13, 2016, Asterias has received $10.3 million of payments from CIRM.  Recent progess on the Phase 1/2 a dose escalation trial for OPC-1 resulted in an additional $2.5 million payment under the terms of the existing CIRM award grant.

14.	Subsequent Events

On April 25, 2016, Asterias issued 3,331,229 common stock purchase warrants to all of its shareholders other than BioTime. The warrants are classified as equity, have an exercise price of $5.00 per share, and expire on September 30, 2016. The warrants were deemed to be issued for financial reporting purposes on March 30, 2016, the date on which the Asterias board of directors approved the distribution of the warrants (see Note 7).

On May 12, 2016, a former executive of Asterias exercised 708,333 stock options with aggregate exercise proceeds of approximately $1.7 million paid to Asterias.

On May 10, 2016, Asterias priced an underwritten public offering of 5,147,059 units at a public offering price of $3.40 per unit. Each unit consists of one share of common stock and 0.5 of a warrant to purchase a share of common stock at an exercise price of $4.37 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance. Asterias has granted the underwriters a 30-day option to purchase up to an additional 772,059 shares of common stock and/or additional warrants to purchase up to 386,029 shares of common stock to cover over-allotments, if any.

On May 13, 2016, Asterias completed the underwritten public offering and issued 5,147,059 shares of common stock, and warrants to purchase an aggregate of 2,573,530 shares of common stock at an exercise price of $4.37 per share. The underwriters also exercised their over-allotment option to purchase additional warrants to purchase 386,029 shares of common stock.  The aggregate net proceeds to Asterias was approximately $16.2 million after deducting underwriting discounts, commissions and offering expenses.

If the underwriters exercise their option to purchase the additional shares in full, the additional net proceeds to Asterias will be approximately $2.4 million.

Asterias will use the proceeds for general corporate purposes, including for clinical trials, research and development, capital expenditures and working capital. Neither BioTime, nor any other subsidiary of BioTime, may use Asterias’ proceeds for their working capital needs.

After completion of the above stock option exercise and the underwritten public offering, BioTime’s ownership in Asterias was reduced to 48.8% of the outstanding Asterias common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Asterias may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Asterias’ estimates change and readers should not rely on those forward-looking statements as representing Asterias’ views as of any date subsequent to the date of the filing of this Quarterly Report.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Asterias can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Asterias. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of Asterias’ Form 10-K for the year ended December 31, 2015.

The following discussion should be read in conjunction with Asterias’ interim condensed financial statements and the related notes provided under “Item 1- Financial Statements” above.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of three months ended March 31, 2016 and 2015

For the three months ended March 31, 2016 and 2015 we recorded net loss of $10.3 million and $3.0 million, respectively.

Revenues

The following table shows certain information about our revenues for the three months ended March 31, 2016 and 2015 (in thousands, except for percentages):

	Three Months Ended March 31,		$ Increase		% Increase
	2016	2015
Royalties from product sales	$107	$102	$	+ 5	+ 5%
Grant income	1,487	677		+ 810	+ 120%
Total revenues	1,594	779		+ 815	+ 105%
Cost of sales	(53)	(51)		+ 2	+ 4%
Total gross profit	$1,541	$728	$	+ 813	+ 112%

Our royalty revenues from product sales is entirely from non-exclusive license agreements with Stem Cell Technologies, Inc., Corning Life Science, Life Tech, and Millipore which we assumed as part of consideration received from Geron under the 2013 Asset Contribution Agreement.

Grant income in 2016 is entirely from CIRM which awarded us a $14.3 million grant for clinical development of AST-OPC1. We received our first payment from CIRM in the amount of $917,000 during October 2014. We received the next four payments totaling $5.6 million in 2015. We received our sixth payment of $1.2 million during January 2016. Under our Amendment 2 to the Notice of Grant Award, effective March 2, 2016, the remaining $6.5 million will be dispersed to us upon our achievement of certain clinical milestones. We received $2.5 million on May 12, 2016 as a clinical milestone achievement, and thus still have remaining $4.0 million expected upon further clinical milestone achievements.

Operating Expenses

The following table shows our operating expenses for the three months ended March 31, 2016 and 2015 (in thousands, except for percentages):

	Three Months Ended March 31,		$ Increase		% Increase
	2016	2015
Research and development expenses	$6,343	$3,593	$	+ 2,750	+ 77%
General and administrative expenses	6,290	1,672		+ 4,618	+ 276%

Research and development expenses – Research and development expenses increased by approximately $2.7 million to $6.3 million for quarter ended March 31, 2016 compared to $3.6 million for the quarter ended March 31, 2015. The increases in research and development expenses during 2016 are primarily attributed to an increase of $1 million in salaries and related expense due to increase in headcount and stock based compensation, $906,000 increase in research and development to support OPC-1 CIRM and VAC-2 projects, $563,000 increase in license and patent related fees for the Catapult arrangement for VAC-2, $193,000 increase in scientific consulting expenses, $129,000 increase in depreciation expense, and $76,000 in recruiting expense to bring in new employees.  These increases are offset by a decrease of $121,000 in legal and patent related fees.

General and administrative expenses – General and administrative expenses increased by approximately $4.6 million to $6.3 million for the three months ended March 31, 2016 compared to $1.7 million for the three months ended March 31, 2015. The increase in general and administrative expenses is primarily comprised of the following increases in expenses incurred: $3.1 million of shareholder warrant distribution non-cash expense related to the fair value of the Asterias warrants distributed, $1.2 million in salaries expense due to increase in headcount, $134,000 in consulting expense, $66,000 in accounting, audit, and tax expenses, $46,000 in recruiting expenses to hire new scientists, $41,000 in depreciation expense, $36,000 in conference related expense and $29,000 in investor relations.  The increases are offset by payroll allocations of $96,000 mostly due to Asterias paying their own expenses.

Liquidity and Capital Resources

At March 31, 2016, we had $7.6 million of cash and cash equivalents on hand, held 3,852,880 BioTime common shares and 192,644 shares of OncoCyte common stock, with a market value of $11 million and $888,000, respectively. We may raise capital from time to time through the sale of our Series A Shares or other securities, and our BioTime or OncoCyte common shares. We may sell our Series A Shares or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We may sell the BioTime common shares through Cantor Fitzgerald & Co. or such other broker-dealer as BioTime may designate. We may also sell some or all of our BioTime common shares and OncoCyte common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of our Series A Shares, our BioTime common shares, OncoCyte common shares or other securities. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell our Series A Shares, our BioTime common shares, OncoCyte common shares or other securities in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

On May 10, 2016, we  priced an underwritten public offering of 5,147,059 units at a public offering price of $3.40 per unit. Each unit consists of one share of common stock and 0.5 of a warrant to purchase a share of common stock at an exercise price of $4.37 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance. We have granted the underwriters a 30-day option to purchase up to an additional 772,059 shares of common stock and/or additional warrants to purchase up to 386,029 shares of common stock to cover over-allotments, if any.

On May 13, 2016, we completed the underwritten public offering and issued 5,147,059 shares of common stock, and warrants to purchase an aggregate of 2,573,530 shares of common stock at an exercise price of $4.37 per share. The underwriters also exercised their over-allotment option to purchase additional warrants to purchase 386,029 shares of common stock, and we issued such warrants on the same day.  The aggregate net proceeds to us was approximately $16.2 million after deducting underwriting discounts, commissions and offering expenses.

If the underwriters exercise their option to purchase the additional shares in full, the additional net proceeds to us will be approximately $2.4 million. There can be no assurance that the underwriters will exercise their over-allotment option with respect to the additional shares.

We will use the proceeds for general corporate purposes, including for clinical trials, research and development, capital expenditures and working capital. Neither BioTime, nor any other subsidiary of BioTime, may use our proceeds for their working capital needs.

We plan to use the cash we have available to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses. We may also use available funds for any clinical trials of products that we may conduct. We expect to continue to incur operating losses and negative cash flows. BioTime contributed to the funding of our business activities from inception through March 31, 2016 but there can be no assurance they will continue to do so in the future.

We have been awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund our clinical development of AST-OPC1. The grant provides funding for us to reinitiate clinical development of AST-OPC1 in subjects with spinal cord injury, to expand clinical testing of escalating doses in the target population intended for future pivotal trials, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. Under our amended agreement, effective March 2, 2016. CIRM will disburse the remaining grant funds to us in accordance with our attainment of certain progress  milestones. We received the first payment from CIRM in the amount of $917,000 during October 2014. The next four payments totaling $5.6 million were received in 2015. The sixth payment of $1.2 million was received during January 2016. In May 2016, we received the seventh payment of $2.5 million as achievement of a clinical milestone. As the distributions of the CIRM grant are subject to meeting certain milestones, there can be no assurance that we will receive the entire amount granted.

Pursuant to the CRUK Agreement, CRUK has agreed to fund Phase 1/2 clinical development of our AST-VAC2 product candidate. We have, completed process development and manufacturing scale-up of the AST-VAC2 manufacturing process and  transferred the resulting cGMP-compatible process to CRUK. CRUK will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase 1/2 clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer.

Since inception, we have incurred net losses and have funded our operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At March 31, 2016, we had an accumulated deficit of $58.6 million, working capital of $10.9 million and stockholders’ equity of $33.7 million. We have evaluated our projected cash flows and believe that our cash and cash equivalents of $7.6 million as of March 31, 2016, our available for sale securities of $12.3 million as of March 31, 2016 and the $16.2 million in net proceeds raised from the public offering completed on May 13, 2016, will be sufficient to fund our operations at least through March 2017. However, clinical trials being conducted by us will be funded in part with funds from the $14.3 million grant awarded in 2014 from CIRM and not from cash on hand. If we were to lose our grant funding or if the value of our available for sale securities decreases, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail our operations unless we are able to obtain from another source of adequate financing that could be used for our clinical trials.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our current shareholders.

Cash Flows

Cash used in operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations. During the three months ended March 31, 2016, our total research and development expenditures were $6.3 million and our general and administrative expenditures were $6.3 million. Net loss for the three months ended March 31, 2016 amounted to $10.3 million. Our sources of cash during 2016 primarily consisted of $107,000 from royalty revenues on product sales by licensees and a research grant payment of $1.2 million from CIRM. As of March 31, 2016 and December 2015, we had a working capital surplus of $10.9 million and $19.5 million, respectively, and an accumulated deficit of $58.6 million and $48.2 million, respectively, based on our operating losses and the expensed IPR&D.

Net cash used in operating activities during the three months ended March 31, 2016 amounted to $4.2 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to Asterias warrants noncash expense to its shareholders in the amount of $3.1 million, stock-based compensation of $1.6 million, increase in accounts payable of $938,000, amortization of intangible assets of $672,000, shares issued for services in lieu of cash of $325,000, increase in amounts due to parent company of $303,000 which is reflected in “ amount due to BioTime”, depreciation expenses of $302,000, increase in accrued expenses of $175,000 and increase in deferred rent liabilities of $23,000. The increases are offset by deferred income tax benefit of $902,000, deferred grant income of $243,000, prepaid expenses of $124,000, and lease liability of $99,000.

Investing and financing activities

During the three months ended March 31, 2016, we used $69,000 to purchase equipment and other fixed assets. In March 2016 we received $32,000 of the security deposit back from our previous office location in Menlo Park.

In February 2016 we received $567,000 from our landlord on reimbursable construction in progress. This was the final installment. In January 2016 we raised $165,000 in net proceeds for the sale of Asterias common shares. In February 2016 we received $7,000 for 3,020 options that were exercised at an exercise price of $2.34. The offset to these increases were shares withheld and retired from employees to pay for employee taxes of $85,000 and repayment of capital lease obligations of $1,000.

Contractual Obligations

As of March 31, 2016, there were no material changes to the contractual obligations information in Item 7 in our Annual Report on Form 10-k filed with the SEC on March 29, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Asterias’ qualitative and quantitative market risk since the disclosure in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation , the principal executive officer and principal financial officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer, and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

We have a history of operating losses and negative cash flows

Since our inception in September 2012, we have incurred operating losses and negative cash flow, and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the three months ended March 31, 2016 and the year ended December 31, 2015 were $10.3 and $15.0 million, respectively, and we had an accumulated deficit of $58.6 million and $48.2 million as of March 31, 2016 and December 31, 2015, respectively. BioTime previously funded our formation and operating costs but we do not expect BioTime to continue to do so in the future. We have limited cash resources and will depend upon future equity financings, research grants, financings through collaborations with third parties, and sales of BioTime common shares that we as a source of funding for our operations. There is no assurance that we will be able to obtain the financing we need from any of those sources, or that any such financing that may become available will be on terms that are favorable to us and our shareholders.

On May 13, 2016, we completed an underwritten public offering to issue 5,147,059 shares of common stock and 2,959,559 warrants to purchase common stock including the underwriters’ over-allotment option to purchase 386,029 warrants, with an aggregate net proceeds to us of approximately $16.2 million after underwriting discounts and expenses.

Future sales and issuances of our Series A Shares or rights to purchase our Series A Shares, including pursuant to our Sales Program, stock incentive plans and upon the exercise of outstanding securities exercisable for Series A Shares, could result in substantial additional dilution of our stockholders, cause our stock price to fall and adversely affect our ability to raise capital.

We will require additional capital to continue to execute our business plan and advance our research and development efforts. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us to develop and market our products and technology. Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. To the extent that we raise additional capital through the issuance of additional equity securities and through the exercise of outstanding warrants, our stockholders may experience substantial dilution. We may sell Series A Shares in one or more transactions at prices that may be at a discount to the then-current market value of our Series A Shares and on such other terms and conditions as we may determine from time to time. Any such transaction could result in substantial dilution of our existing stockholders. If we sell shares of our Series A Shares in more than one transaction, stockholders who purchase our Series A Shares may be materially diluted by subsequent sales. Such sales could also cause a drop in the market price of the Series A Shares. The issuance of shares of our Series A Shares in connection with a public financing, under the ATM Program, in connection with our compensation programs, and upon exercise of outstanding warrants will have a dilutive impact on our other stockholders and the issuance, or even potential issuance, of such shares could have a negative effect on the market price of our Series A Shares.

Government imposed bans or restrictions, and religious, moral and ethical concerns on the use of hES cells could prevent us from developing and successfully marketing stem cell products

Government imposed bans or restrictions on the use of embryos or hES cells research and development in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for any of our products that receive regulatory approval. In March 2009, President Barack Obama lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with President Obama’s executive order, the National Institutes of Health has adopted new guidelines for determining the eligibility of hES cell lines for use in federally funded research. The central focus of the proposed guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors. hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.

The Select Investigative Panel on Infant Lives of the United States House of Representatives Committee on Energy and Commerce recently submitted a formal request that we provide certain information relating to, among other things, whether we have used fetal tissue in our research.  We intend to fully comply with this request.   Importantly, we have never used fetal tissue in our research, as we only use specific hES cell lines that were deemed eligible for federal funding based on their original derivation by third parties according to ethical principles.  Then President George W. Bush in August 2001 signed an executive order approving, for research purposes, the use of these specific cell lines, among certain others, and approval for their use was subsequently reconfirmed under President Obama’s March 2009 executive order.  Therefore, we believe that we will be able to clearly demonstrate that our hES cells are from formally approved, long-established cell lines and therefore are not within the scope of the Panel's stated mission.

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

It is difficult to forecast with certainty whether there will be additional government imposed bans or restrictions, and religious, moral and ethical concerns on our use of hES cells that could potentially give rise to proceedings, litigation or disputes that could cause us to incur substantial expense, require significant time and attention from our management and result in civil penalties against us. The results of any such proceedings, litigation or disputes could have a material adverse effect on our business and results of operations.  Furthermore, it is possible that such proceedings, litigation or disputes could negatively impact the ability of our vendors, suppliers or collaborators to conduct their operations, which could also have a material adverse effect on our business and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with disposition of shares by shareholders, may have resulted in one or more changes of control, as defined by Section 382. If the Company has experienced such a change of control, its NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. If we have net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar rules and limitations may apply for state income tax purposes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 12, 2016, a former executive of Asterias exercised 708,333 stock options with aggregate exercise proceeds of approximately $1.7 million paid to Asterias.

On May 10, 2016, Asterias priced an underwritten public offering of 5,147,059 units at a public offering price of $3.40 per unit. Each unit consists of one share of common stock and 0.5 of a warrant to purchase a share of common stock at an exercise price of $4.37 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance. Asterias has granted the underwriters a 30-day option to purchase up to an additional 772,059 shares of common stock and/or additional warrants to purchase up to 386,029 shares of common stock to cover over-allotments, if any.

On May 13, 2016, Asterias completed the underwritten public offering and issued 5,147,059 shares of common stock, and warrants to purchase an aggregate of 2,573,530 shares of common stock at an exercise price of $4.37 per share. The underwriters also exercised their over-allotment option to purchase additional warrants to purchase 386,029 shares of common stock.  The aggregate net proceeds to Asterias was approximately $16.2 million after deducting underwriting discounts, commissions and offering expenses.

If the underwriters exercise their option to purchase the additional shares in full, the additional net proceeds to Asterias will be approximately $2.4 million.

Asterias will use the proceeds for general corporate purposes, including for clinical trials, research and development, capital expenditures and working capital. Neither BioTime, nor any other subsidiary of BioTime, may use Asterias’ proceeds for their working capital needs.

After completion of the above stock option exercise and the underwritten public offering, BioTime’s ownership in Asterias was reduced to 48.8% of the outstanding Asterias common stock.

On May 15, 2016, Asterias waived a provision in the warrant to purchase 1,029,412 shares of common stock held by Broadwood Partner LP, that had limited its beneficial ownership to no greater than 9.99% of the number of Asterias’ outstanding shares of common stock.

Item 6	Exhibits

Exhibit Numbers		Description

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	XBRL Instance Document
101.INS	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Taxonomy Extension Presentation Linkbase

* Filed herewith.
+ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: May 16, 2016	/s/ Stephen L. Cartt
Stephen L. Cartt
President and Chief Executive Officer

Date: May 16, 2016	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer