Form 10-Q
period 2016-06-30
Asterias Biotherapeutics, Inc.
filed 2016-08-15
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

4Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,418,075 shares of Series A Common Stock, $0.0001 par value, as of August 2, 2016.

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

Item 1.	Financial Statements

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,469	$11,183
Available-for-sale securities, at fair value	10,745	17,006
Landlord receivable	-	567
Prepaid expenses and other current assets	1,616	1,033
Total current assets	33,830	29,789

NONCURRENT ASSETS
Intangible assets, net	19,473	20,816
Property, plant and equipment, net	5,372	5,756
Investment in affiliates	-	416
Deferred tax asset	8,150	9,744
Other assets	419	457
TOTAL ASSETS	$67,244	$66,978

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to BioTime, Inc. (Notes 1 and 10)	$-	$530
Accounts payable	251	747
Accrued expenses and other current liabilities	1,544	1,183
Capital lease liability	7	7
Deferred grant income	3,249	2,513
Deferred tax liabilities, current portion	3,606	5,274
Other current liability	182	-
Total current liabilities	8,839	10,254

LONG-TERM LIABILITIES
Capital lease liability	22	26
Warrant liability	4,380	-
Deferred tax liabilities, net of current portion	6,305	7,020
Deferred rent liability	227	179
Lease liability	4,197	4,400
TOTAL LIABILITIES	23,970	21,879

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000 Series A Common Stock and 75,000 Series B Common Stock; 45,341 and 38,228 shares Series A Common Stock issued and outstanding at June 30, 2016 and December 31, 2015, respectively; no Series B Common Stock issued and outstanding at June 30, 2016 and December 31, 2015	5	4
Additional paid-in capital	112,067	92,900
Accumulated other comprehensive income (loss) on available-for-sale investments, net	(5,063)	434
Accumulated deficit	(63,735)	(48,239)
Total stockholders’ equity	43,274	45,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,244	$66,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Royalties from product sales	$12	$73	$119	$175
Sale of cell lines	-	40	-	40
Grant income	1,520	659	3,007	1,337
Total revenue	1,532	772	3,126	1,552
Cost of sales	(6)	(38)	(59)	(88)
Total gross profit	1,526	734	3,067	1,464

EXPENSES
Research and development	(6,019)	(3,696)	(12,362)	(7,289)
General and administrative	(2,581)	(1,845)	(8,871)	(3,517)
Total operating expenses	(8,600)	(5,541)	(21,233)	(10,806)

Loss from operations	(7,074)	(4,807)	(18,166)	(9,342)

OTHER INCOME/(EXPENSE)
Unrealized gain on warrant liability	1,628	-	1,628	-
Interest expense, net	(139)	(51)	(285)	(71)
Other expense, net	(25)	(1)	(26)	(2)
Total other income (expense), net	1,464	(52)	1,317	(73)

Loss before income tax benefit	(5,610)	(4,859)	(16,849)	(9,415)

Deferred income tax benefit	451	1,241	1,353	2,825

NET LOSS	$(5,159)	$(3,618)	$(15,496)	$(6,590)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.10)	$(0.39)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	41,777	34,590	40,201	33,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET LOSS	$(5,159)	$(3,618)	$(15,496)	$(6,590)
Other comprehensive loss, net of tax:	-	-	-	-
Unrealized loss on available-for-sale securities, net of taxes	(664)	(3,356)	(5,497)	(250)
COMPREHENSIVE LOSS	$(5,823)	$(6,974)	$(20,993)	$(6,840)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,496)	$(6,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	605	264
Stock-based compensation	2,477	1,502
Amortization of intangible assets	1,343	1,343
Amortization of prepaid rent	-	42
Deferred income tax benefit	(1,353)	(2,825)
Common stock issued for services in lieu of cash	644	-
Unrealized gain on warrant liability	(1,628)	-
Distribution of Asterias warrants to shareholders other than BioTime	3,125	-
Changes in operating assets and liabilities:
Grant receivable	-	118
Prepaid expenses and other current assets	(572)	(231)
Other long term assets	5	-
Accounts payable	(496)	23
Accrued expenses and other current liabilities	1,109	250
Deferred rent liability	48	(58)
Lease liability	(203)	-
Deferred grant income	736	1,877
Other current liability	182	-
Amount due to BioTime, Inc.	(540)	(449)
Net cash used in operating activities	(10,014)	(4,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including tenant improvements	(499)	(159)
Payments on construction in progress	-	(2,518)
Reimbursement of security deposit	32	-
Net cash used in investing activities	(467)	(2,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	177	8,286
Proceeds from sale of common stock and warrants	20,017	-
Proceeds from exercise of warrants	-	11,700
Financing costs	(1,821)	(598)
Proceeds from exercise of stock options	1,933	23
Repayment of capital lease obligation	(4)	-
Shares withheld and retired to pay employee taxes	(102)	-
Reimbursement from landlord on construction in progress	567	560
Net cash provided by financing activities	20,767	19,971

NET INCREASE IN CASH AND CASH EQUIVALENTS:	10,286	12,560
CASH AND CASH EQUIVALENTS:
At beginning of period	11,183	3,076
At end of period	$21,469	$15,636

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation and Liquidity

Asterias Biotherapeutics, Inc. (“Asterias”) was incorporated in Delaware on September 24, 2012. Prior to May 13, 2016, Asterias was a majority-owned and controlled subsidiary of BioTime, Inc. (“BioTime”). As further discussed below, on May 13, 2016, BioTime deconsolidated Asterias financial statements due to BioTime’s loss of control of Asterias as defined by generally accepted accounting principles.

Asterias is a biotechnology company focused on the emerging fields of cell therapy and regenerative medicine. Asterias has two core technology platforms. The first is a type of stem cell capable of becoming all of the cell types in the human body, a property called pluripotency. The second is the use of a cell type called “dendritic cells” to teach cancer patients’ immune systems to attack their tumors. Asterias currently has three clinical stage programs based on these platforms: AST-OPC1 is a therapy derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries; AST-VAC1 is a patient-specific cancer immunotherapy being evaluated by Asterias in Acute Myeloid Leukemia (AML); and AST-VAC 2 is a non-patient specific cancer immunotherapy for which the initiation of a Phase 1/2a clinical trial in non-small cell lung cancer is planned for the first quarter of 2017.

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

The accompanying interim condensed financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Asterias’ financial condition and results of operations. The condensed results of operations are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

Prior to May 13, 2016, BioTime consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through a majority ownership of Asterias common stock. On May 13, 2016, Asterias completed the sale and the underwriters exercise of the overallotment for 5,147,059 shares of its common stock and warrants to purchase 2,959,559 shares of its common stock, through an underwritten public offering (the “Asterias Offering”) (see Note 7). BioTime did not participate in the Asterias Offering. As a result of the sale of Asterias common stock in the Asterias Offering and the issuance of 708,333 shares of Asterias common stock upon the exercise of certain stock options by a former Asterias executive, as of May 13, 2016, BioTime’s percentage ownership of the outstanding common stock of Asterias declined to approximately 49%. Under generally accepted accounting principles, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain, a majority of the subsidiary’s Board of Directors. BioTime determined that all of these loss of controls factors were present for BioTime as of May 13, 2016. Accordingly, BioTime has deconsolidated Asterias’ financial statements and results of operations from BioTime, effective May 13, 2016, in accordance with ASC, 810-10-40-4(c), Consolidation.

BioTime continues to allocate expenses such as salaries and payroll related expenses incurred and paid on behalf of Asterias based on the amount of time that particular employees devote to Asterias affairs. Other expenses such as legal, accounting, travel, and entertainment expenses are allocated to Asterias to the extent that those expenses are incurred by or on behalf of Asterias. BioTime also allocates certain overhead expenses such as insurance, internet, and telephone expenses based on a percentage determined by management. These allocations are made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, if applicable, and percentage of personnel devoted to Asterias operations or management. Due to BioTime’s deconsolidation of Asterias effective May 13, 2016, these allocated and overhead expenses are expected to decrease as Asterias continues to hire its operations and management personnel. Management evaluates the appropriateness of the percentage allocations on a quarterly basis and believes that this basis for allocation is reasonable.

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

Liquidity – Since inception, Asterias has incurred operating losses and has funded its operations primarily through the support from BioTime, issuance of equity securities, warrants, payments from research grants, and royalties from product sales. At June 30, 2016, Asterias had an accumulated deficit of $63.7 million, working capital of $25.0 million and stockholders’ equity of $43.3 million. Asterias has evaluated its projected cash flows and believes that its cash and cash equivalents of $21.5 million and available for sale securities of $10.7 million as of June 30, 2016, will be sufficient to fund Asterias’ operations through the third quarter of 2017. However, clinical trials being conducted by Asterias will continue to be funded in part with funds from the $14.3 million grant awarded in 2014 by CIRM, ($4 million of which are still subject to meeting certain milestones) and not from cash on hand and the value of our available for sale securities is subject to market risk. If Asterias were to lose its grant funding or if the value of our available for sale securities decreases, or both, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain from another source of adequate financing that could be used for its clinical trials. Such financing, if necessary, may not be available to Asterias at acceptable terms, or if at all. Sales of additional equity securities would result in the dilution of interests of current shareholders.

2.	Summary of Significant Accounting Policies

Basic and diluted net loss per share – The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Six Months Ended June 30, (Unaudited)
	2016	2015
Net loss	$(15,496)	$(6,590)
Weighted average common shares outstanding – basic and diluted	40,201	33,138
Net loss per share – basic and diluted	$(0.39)	$(0.20)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Six Months Ended June 30, (Unaudited)
	2016	2015
Stock options and restricted stock units	6,235	4,440
Warrants	6,700	3,500

Recently Issued Accounting Pronouncements – There have been no recent accounting pronouncements since the recently issued pronouncements included in Asterias’ Form 10-Q for the three months ended March 31, 2016.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with preparing financial statements for each annual and interim reporting period, ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU No. 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted. Asterias has not elected early adoption and believes the impact of the adoption of ASU No. 2014-15 could have a material adverse impact on its financial statements.

3.	Balance Sheet Components

Property, plant and equipment, net

As of June 30, 2016 and December 31, 2015, property, plant and equipment consisted of the following (in thousands):

	June 30 2016 (Unaudited)	December 31, 2015
Leasehold improvements	$5,012	$4,998
Equipment and furniture	2,281	$2,074
Accumulated depreciation	(1,921)	(1,316)
Property, plant and equipment, net	$5,372	$5,756

Depreciation expense for the six months ended June 30, 2016 and 2015 was $605,000 and $264,000, respectively.

4.	Investments in BioTime and OncoCyte

Investment in BioTime

BioTime common shares are included at fair value in current assets on the balance sheet as the shares are available for use and could be sold at fair value for working capital purposes. As of June 30, 2016 and December 31, 2015, Asterias held 3,852,880  BioTime shares which are valued at $10.1 million and $15.8 million based on the closing price on that date, respectively.

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

The OncoCyte shares are included in available-for-sale securities at fair value in current assets in Asterias’ balance sheet as the shares are traded on NYSE: MKT (symbol “OCX”) and available for working capital purposes. As of June 30, 2016 and December 31, 2015, the OncoCyte shares are valued at $0.7 million and $1.2 million based on the OncoCyte closing prices on those respective dates.

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

6.	Intangible assets

Intangible assets net of accumulated amortization at June 30, 2016 and December 31, 2015 are shown in the following table (in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Intangible assets	$26,860	$26,860
Accumulated amortization	(7,387)	(6,044)
Intangible assets, net	$19,473	$20,816

Asterias recognized $1,343,000 in amortization expense of intangible assets during each of the six months ended June 30, 2016 and 2015.

7.	Common Stock and Warrants

As of June 30, 2016 and December 31, 2015, Asterias had outstanding 45,341,450 and 38,228,120 Series A Shares and no Series B Shares, respectively.

Common Stock Issuance

In April and January 2016, pursuant to a services agreement with Cell Therapy Catapult Services Limited, Asterias issued 63,887 and 78,133 shares of Asterias Series A common stock with a fair value of $319,000 and $325,000, respectively (see Note 12).

On May 13, 2016, Asterias completed the sale of 5,147,059 shares of its common stock and warrants to purchase 2,959,559 shares of its common stock, through an underwritten public offering (Asterias Offering), for $3.40 per unit, or net proceeds to Asterias of $16.0 million after discounts and expenses. On May 23, 2016, Asterias issued an additional 742,421 shares of its common stock upon the full exercise of the over-allotment option by the underwriters for net proceeds of $2.2 million, after deducting underwriting discounts. Total financing costs were approximately $1.8 million, of which $1.2 million were allocated to the Asterias common stock (see Warrants classified as liability below).

Warrants classified as a liability

On May 13, 2016, included in the Asterias Offering, Asterias issued warrants to purchase 2,959,559 shares of its common stock (“Asterias Offering Warrants”). The Asterias Offering Warrants have an exercise price $4.37 per share and expire in five years of the issuance date, or May 13, 2021. The Asterias Offering Warrants also contain certain provisions in the event of a Fundamental Transaction, as defined in the Warrant Agreement, that Asterias or any successor entity will be required to purchase, at a holder’s option, exercisable at any time concurrently with or within thirty days after the consummation of the fundamental transaction, the Asterias Offering Warrants for cash. This cash settlement will be in an amount equal to the value of the unexercised portion of such holder’s warrants, determined in accordance with the Black Scholes option pricing model as specified in the Warrant Agreement.

In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. Changes to the fair value of those liabilities are recorded in the statements of operations. Accordingly, since Asterias may be required to net cash settle the Asterias Offering Warrants in the event of a Fundamental Transaction, the Asterias Offering Warrants are classified as noncurrent liabilities at fair value, with changes in fair value recorded in other income or expense, net, in the statements of operations.

The fair value of the Asterias Offering Warrants was determined by using a combination of the Lattice and Black-Scholes-Merton option pricing models under various probability-weighted outcomes which take into account consideration the probability of the fundamental transaction and net cash settlement occurring, using the contractual term of the warrants. In using these models, the fair value is determined by applying Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures; these inputs have included assumptions around the estimated future stock price of Asterias common stock and varying probabilities that certain events will occur. The Asterias Offering Warrants are revalued each reporting period. Use of different valuation methodologies or significant increases or decreases in any of the key assumptions used to value the Asterias Offering Warrants would materially impact the fair value of the warrants and Asterias’ financial statements.

On May 13, 2016, the fair value of the Asterias Offering Warrants was approximately $6.0 million. Because the Asterias Offering Warrants are accounted for as liabilities, the total proceeds from the Asterias Offering were allocated first entirely to the Asterias Offering Warrants’ fair value and the remaining residual proceeds to the Asterias common stock. In addition, of the total $1.8 million of the Asterias Offering discounts and expenses incurred, $0.6 million were allocated to the Asterias Offering Warrants, based on the full fair value of the Asterias Offering Warrants and total gross proceeds, and immediately expensed as general and administrative expenses.

At June 30, 2016, based on a revaluation performed by Asterias, the fair value of the Asterias Offering Warrants liability was $4.4 million, resulting in Asterias recording an unrealized gain of $1.6 million included in other income and expenses, net, in the statements of operations for the three and six months ended June 30, 2016.

Warrants classified as equity

In February 2016, of the warrants to purchase 3,500,000 shares, 3,150,000 were returned to Asterias by BioTime as part of an asset transfer between Asterias and BioTime as discussed in Note 5. Asterias retired these warrants on March 23, 2016.

The remaining 350,000 warrants were adjusted to become exercisable into 409,152 shares at an exercise price of $4.28 per share in connection with the Warrant Distribution to Shareholders discussed below. These warrants expire on September 30, 2016.

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

8.	Equity Incentive Plan

Stock Options and Restricted Stock Units

A summary of Asterias’ 2013 Equity Incentive Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options and Restricted Stock Units Outstanding	Weighted Average Exercise/ Grant Price
December 31, 2015	2,067	5,178	$3.17
Additional shares approved on June 9, 2016	3,000	-	-
Options granted	(2,655)	2,655	3.69
Restricted stock and RSUs granted *	(830)	415	3.64
Options exercised	-	(788)	2.45
Options forfeited/cancelled	1,070	(1,070)	3.90
Restricted stock units forfeited	3	(1)	3.90
Shares issued – RSUs vested	-	(154)	-
June 30, 2016	2,655	6,235	$3.36

*Restricted stock and RSUs granted from the 2013 Equity Incentive Plan reduce the shares available for grant by 2 to 1.

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table:

	June 30, (Unaudited)
	2016	2015
Expected life (in years)	5.76	$5.69
Risk-free interest rates	1.39%	1.60%
Volatility	74.99%	78.71%
Dividend yield	0%	0%

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

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Asterias had made different assumptions, its stock-based compensation expense, and net loss for the six months ended June 30, 2016 and 2015, may have been significantly different.

Asterias does not recognize deferred income taxes for incentive stock option compensation expense, and records a tax deduction only when a disqualifying disposition has occurred.

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2016	2015	2016	2015
Research and development	$631	$400	$1,356	$688
General and administrative	237	409	1,121	814
Total stock-based compensation expense	$868	$809	$2,477	$1,502

9.	Commitments and Contingencies

Fremont Lease

On December 30, 2013, Asterias entered into a lease for an office and research facility located in Fremont, California, consisting of an existing building with approximately 44,000 square feet of space. The building is being used by Asterias as a combined office, laboratory and production facility that can be used to produce human embryonic stem cells and related products under current good manufacturing procedures. Asterias completed the tenant improvements in November 2015, which cost approximately $4.9 million, of which the maximum of $4.4 million was paid to Asterias by the landlord. Asterias placed the asset into service in November 2015 and is amortizing the leasehold improvements and the landlord liability over the remaining lease term through September 30, 2022.

As of June 30, 2016 and December 31, 2015, the landlord liability was $4.2 million and $4.4 million and the deferred rent liability was $227,000 and $179,000, respectively.

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

Indemnification

In the normal course of business, Asterias may provide indemnifications of varying scope under Asterias’ agreements with other companies or consultants, typically Asterias’ clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Asterias will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Asterias’ products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Asterias products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Asterias could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Asterias has not been subject to any claims or demands for indemnification. Asterias also maintains various liability insurance policies that limit Asterias’ exposure. As a result, Asterias believes the fair value of these indemnification agreements is minimal. Accordingly, Asterias has not recorded any liabilities for these agreements as of June 30, 2016 and December 31, 2015.

10.	Shared Facilities and Services Agreement

On April 1, 2013, Asterias and BioTime executed a Shared Facilities and Services Agreement (“Shared Services Agreement”). Under the terms of the Shared Services Agreement, BioTime will allow Asterias to use its premises and equipment located at Alameda, California, for the sole purpose of conducting business. BioTime also provides basic accounting, billing, bookkeeping, payroll, treasury, collection of accounts receivable (excluding the institution of legal proceedings or taking of any other action to collect accounts receivable), payment of accounts payable, and other similar administrative services to Asterias. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime will also provide Asterias with the services of its laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for Asterias at the premise.

BioTime charges Asterias a fee for the services and usage of facilities, equipment, and supplies aforementioned. For each billing period, BioTime equitably prorates and allocates its employee costs, equipment costs, insurance costs, lease costs, professional costs, software costs, supply costs, and utilities costs, between BioTime and Asterias based upon actual documented use and cost by or for Asterias or upon proportionate usage by BioTime and Asterias, as reasonably estimated by BioTime. Asterias shall pay 105% of the allocated costs (the “Use Fee”). The allocated cost of BioTime employees and contractors who provide services will be based upon records maintained of the number of hours of such personnel devoted to the performance of services.

The Use Fee will be determined and invoiced to Asterias on a quarterly basis for each calendar quarter of each calendar year. If the Shared Services Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Services Agreement. Each invoice will be payable in full by Asterias within 30 days after receipt. Any invoice or portion thereof not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from Asterias funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of Asterias.

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

Asterias in turn may charge BioTime or any Other Subsidiary for similar services provided by Asterias at the same rate and terms as aforementioned. “Other Subsidiary” means a subsidiary of BioTime other than a subsidiary of Asterias.

The Shared Services Agreement terminates on December 31, 2016, provided that, unless otherwise terminated under another provision of the Shared Services Agreement, the term of the Shared Services Agreement will automatically be renewed and the termination date will be extended for an additional year each year, unless either party gives the other party written notice stating that the Shared Services Agreement will terminate on December 31 of that year.

BioTime allocated $437,000 and $471,115, of general overhead expenses to Asterias during the six month ended June 30, 2016, and 2015, respectively. At June 30, 2016, Asterias had no payables to BioTime under the Shared Services Agreement.

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

A deferred income tax benefit of approximately $1.4 million was recorded for the six months ended June 30, 2016. A deferred income tax benefit of approximately $2.8 million was recorded for the six months ended June 30, 2015, of which approximately $2.9 million was related to federal offset by an adjustment of $72,000 related to state taxes. Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property and available for sale securities held in BioTime and OncoCyte common stock. It is more likely than not that the deferred tax assets are fully realizable since these income tax benefits are expected to be available to offset such deferred tax liabilities, except for the California deferred tax assets for which Asterias has established a valuation allowance as of June 30, 2016 and December 31, 2015.

As discussed in Note 5, in connection with the Cross-License and Share Transfer transaction completed on February 16, 2016, the transfer of assets was a taxable transaction to Asterias generating a taxable gain of approximately $3.1 million. Asterias has sufficient current year losses from operations to offset the entire gain resulting in no income taxes due. As the transfer of assets and the resulting taxable gain is due to a direct effect of transactions between the former parent company, BioTime, and its former subsidiary, Asterias recorded the tax effect of this gain through equity in accordance with ASC 740-20-45-11(g).

12.	License and Royalty Obligations

Services Agreement with Cell Therapy Catapult Services Limited

In October 2015, Asterias entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property and will develop a scalable manufacturing and differentiation process for Asterias’ human embryonic stem cell derived dendritic cell cancer vaccine development program. In consideration for the license and Catapult’s performance of services, Asterias agreed to make aggregate payments of up to GBP £4,350,000 over the next five years (approximately $5.8 million based on the foreign currency exchange rate on June 30, 2016). At the option of Asterias, up to GBP £3,600,000 (approximately $4.8 million based on the foreign currency exchange rate on June 30, 2016) of such payments may be settled in shares of Asterias Series A Common Stock instead of cash. If Asterias elects to pay for the services in stock and Catapult is unable to sell the stock in the market within 60 days of issuance, after reasonable and diligent efforts through its broker, Catapult may request that the unsold portion of the stock payment, if any, be paid by Asterias in cash at a value equal to approximately 91% of the total amount that was issued in stock. This right by Catapult to put the unsold shares back to Asterias for cash expires the earlier to occur of the sale of the stock in the market or after 60 days of issuance.

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

In April 2016, January 2016 and December 2015, pursuant to the Services Agreement, Asterias issued 63,887, 78,133 and 96,479 shares of Asterias Series A Common Stock with a fair market values of $319,000, $325,000 and $486,000 at the time of issuance which Asterias reclassified into permanent equity since all of these shares were sold in the market by Catapult as of June 30, 2016, and December 31, 2015, respectively. For the six months ended June 30, 2016, Asterias expensed as stock-based compensation for services in lieu of cash of $644,000.

13.	Clinical Trial and Option Agreement and CIRM Grant Award

On October 16, 2014 Asterias signed a Notice of Grant Award (“NGA”) with CIRM, effective October 1, 2014, with respect to a $14.3 million grant award for clinical development of Asterias’ product, AST-OPC1. The NGA was subsequently amended effective November 26, 2014 and March 2, 2016. The NGA includes the terms under which CIRM will release grant funds to Asterias. Under the NGA as amended on March 2, 2016, CIRM will disburse the grant funds to Asterias based on Asterias’ attainment of certain progress milestones.

Asterias received $6.6 million through December 31, 2015. During the six months ended June 30, 2016, Asterias received an additional $3.7 million under the CIRM grant with approximately $4.0 million expected upon further clinical milestone achievements. There can be no assurance Asterias will receive this remaining amount or that the milestones will be met. Revenues recognized during the six months ended June 30, 2016 and 2015 were $3.0 and $1.3 million, respectively. Although the cash payments from CIRM is dependent on achieving certain milestones pursuant to the contract  with CIRM, Asterias recognizes grant income as related research expenses are incurred. Deferred revenues relating to the CIRM grant were $3.2 million and $2.5 million at June 30, 2016 and December 31, 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Asterias may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Asterias’ estimates change and readers should not rely on those forward-looking statements as representing Asterias’ views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Asterias can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Asterias. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of Asterias’ Form 10-K for the year ended December 31, 2015 and the heading “Risk Factors” in Part II, Item 1A of Asterias’ Form 10-Q for the quarter ended March 31, 2016.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows.

As fully discussed in Note 7 to the unaudited condensed financial statements, in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. Changes to the fair value of those liabilities are recorded in the statements of operations. Accordingly, since Asterias may be required to net cash settle the Asterias Offering Warrants in the event of a Fundamental Transaction, the Asterias Offering Warrants are classified as noncurrent liabilities at fair value, with changes in fair value recorded in other income or expense, net.

The fair value of the Asterias Offering Warrants is determined by using a combination of the Lattice and Black-Scholes-Merton option pricing models under various probability-weighted outcomes which take into consideration the probability of the fundamental transaction and the net cash settlement occurring, using the contractual term of the warrants. In using these models, the fair value is determined by applying Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures; these inputs have included assumptions around the estimated future stock price of Asterias common stock and varying probabilities that certain events will occur. The Asterias Offering Warrants are revalued each reporting period. Use of different valuation methodologies or significant increases or decreases in any of the key assumptions used to value the Asterias Offering Warrants would materially impact the fair value of the warrants and Asterias’ financial statements.

Results of Operations

Comparison of three and six months ended June 30, 2016 and 2015

For the three months ended June 30, 2016 and 2015 we recorded net loss of $5.2 million and $3.6 million, respectively. For the six months ended June 30, 2016 and 2015 we recorded net losses of $15.5 million and $6.6 million, respectively.

Revenues

The following table shows certain information about our revenues for the three and six months ended June 30, 2016 and 2015 (in thousands, except for percentages):

	Three Months Ended June 30,		$ Increase (Decrease)		% Increase (Decrease)
	2016	2015
Royalties from product sales	$12	$73	$	- 61	- 84%
Sale of cell lines	-	40		- 40	- 100%
Grant income	1,520	659		+ 861	+ 131%
Total revenues	1,532	772		+ 760	+ 98%
Cost of sales	(6)	(38)		- 32	- 84%
Total gross profit	$1,526	$734	$	+ 792	+ 108%

	Six Months Ended June 30,		$ Increase (Decrease)		% Increase (Decrease)
	2016	2015
Royalties from product sales	$119	$175	$	- 56	- 32%
Sale of cell lines	-	40		- 40	- 100%
Grant income	3,007	1,337		+ 1,670	+ 125%
Total revenues	3,126	1,552		+ 1,574	+ 101%
Cost of sales	(59)	(88)		- 29	- 33%
Total gross profit	$3,067	$1,464	$	+1,603	+ 109%

Our royalty revenues from product sales is entirely from non-exclusive license agreements with Stem Cell Technologies, Inc., Corning Life Science, Life Tech, and Millipore which we assumed as part of consideration received from Geron under the 2013 Asset Contribution Agreement.

Grant income in 2016 is entirely from CIRM which awarded us a $14.3 million grant for clinical development of AST-OPC1. We received our first payment from CIRM in the amount of $917,000 during October 2014 and had received $6.6 million through December 31, 2015. For the six months ended June 30, 2016, we received $3.7 million under the CIRM grant with approximately $4.0 million expected at June 30, 2016 upon further clinical milestone achievements. Revenues recognized under the CIRM grant during the six months ended June 30, 2016 and 2015 were $3.0 and $1.3 million, respectively.

Operating Expenses

The following table shows our operating expenses for the three and six months ended June 30, 2016 and 2015 (in thousands, except for percentages):

	Three Months Ended June 30,		$ Increase		% Increase
	2016	2015
Research and development expenses	$6,019	$3,696	$	+ 2,323	+ 63%
General and administrative expenses	2,581	1,845		+ 736	+ 40%

	Six Months Ended June 30,		$ Increase		% Increase
	2016	2015
Research and development expenses	$12,362	$7,289	$	+ 5,073	+ 70%
General and administrative expenses	8,871	3,517		+ 5,354	+ 152%

Research and development expenses – Research and development expenses increased by approximately $2.3 million to $6.0 million for the three months ended June 30, 2016 compared to $3.7 million for the three months ended June 30, 2015. The increases in research and development expenses during 2016 are attributable to the following: an increase of $649,000 in salaries and wages due to increase in headcount related to hiring personnel to support our AST-OPC1 program, $583,000 in expenses to Catapult in connection with our AST-VAC 2 program, $368,000 in laboratory supplies for our laboratory and production facility in Fremont, $212,000 in contract research organization costs associated largely with our AST-OPC 1 program, $231,000 in stock based compensation and, $175,000 in scientific consulting fees.

Research and development expenses increased by approximately $5.1 million to $12.4 million for the six months ended June 30, 2016 compared to $7.3 million for the six months ended June 30, 2015. The increases in research and development expenses during 2016 are attributed to the following: an increase of $1.2 million in salaries and wages due to increase in headcount related mostly to hiring personnel to support our AST-OPC1 program, $1,170,000 in expenses to Catapult in connection with our AST-VAC2 program, $684,000 in outside research, $459,000 in laboratory supplies for our laboratory and production facility in Fremont, $417,000 in clinical trial expenses largely associated with our AST-OPC1 program, $668,000 in stock based compensation and $367,000 in scientific consulting fees.

General and administrative expenses – General and administrative expenses increased by approximately $736,000 to $2.6 million for the three months ended June 30, 2016 compared to $1.8 million for the same period in 2015. The increase in general and administrative expense is primarily attributable to the following: $550,000 in financing costs attributable to the issuance of the Asterias Offering Warrants from the financing in May 2016, $225,000 in salaries and wages and $129,000 in transfer agent fees, offset by a decrease in stock based compensation of $172,000.

General and administrative expenses increased by approximately $5.4 million to $8.9 million for the six months ended June 30, 2016 compared to $3.5 million for the six months ended June 30, 2015. The increase in general and administrative expenses is due to the following: $3.1 million of shareholder warrant distribution non-cash expense related to the fair value of the Asterias warrants distribution approved in March, $1.0 million in salaries and wages expense due to increase in headcount, $550,000 in financing costs related to the Asterias Offering Warrants, $307,000 in stock based compensation and $109,000 in transfer agent, stock listing and subscription fees.

Liquidity and Capital Resources

At June 30, 2016, we had $21.5 million of cash and cash equivalents on hand, held 3,852,880 BioTime common shares and 192,644 shares of OncoCyte common stock, with a market value of $10.1 million and $0.7 million, respectively. We may raise capital from time to time through the sale of our Series A Shares or other securities, and our BioTime or OncoCyte common shares. We may sell our Series A Shares or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We may also sell some or all of our BioTime common shares and OncoCyte common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of our Series A Shares, our BioTime common shares, OncoCyte common shares or other securities. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell our Series A Shares, our BioTime common shares, OncoCyte common shares or other securities in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

On May 13, 2016, we completed the underwritten public offering and issued 5,147,059 shares of common stock, and warrants to purchase an aggregate of 2,573,530 shares of common stock at an exercise price of $4.37 per share. The common stock and the warrants were sold for $3.40 per unit. The underwriters also exercised their over-allotment option to purchase additional warrants to purchase 386,029 shares of common stock, and we issued such warrants on the same day. The net proceeds to us were approximately $16.0 million after deducting underwriting discounts, commissions and offering expenses.

On May 23, 2016, Asterias issued an additional 742,421 shares of its common stock upon the full exercise of the over-allotment option by the underwriters for net proceeds of $2.2 million, after deducting underwriting discounts, for aggregate net proceeds of $18.2 million from the Asterias Offering.

We plan to use the proceeds and other cash we have available for general corporate purposes, including to fund our ongoing clinical programs, to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses. We expect to continue to incur operating losses and negative cash flows.

We have been awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund our clinical development of AST-OPC1. The grant provides funding for us to reinitiate clinical development of AST-OPC1 in subjects with spinal cord injury, to expand clinical testing of escalating doses in the target population intended for future pivotal trials, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. Under our amended agreement, effective March 2, 2016, CIRM will disburse the remaining grant funds to us in accordance with our attainment of certain progress milestones.

We received our first payment from CIRM in the amount of $917,000 during October 2014 and we had received $6.6 million through December 31, 2015. For the six months ended June 30, 2016, we received an additional $3.7 million from the CIRM grant and expect to receive the remaining $4.0 million upon further clinical milestone achievements. As the remaining distributions of the CIRM grant are subject to meeting certain milestones, there can be no assurance that we will receive the entire amount granted.

Pursuant to the CRUK Agreement, CRUK has agreed to fund Phase 1/2 clinical development of our AST-VAC2 product candidate. We have completed process development and manufacturing scale-up of the AST-VAC2 manufacturing process and transferred the resulting cGMP-compatible process to CRUK. CRUK will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase 1/2 clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer.

Since inception, we have incurred net losses and have funded our operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At June 30, 2016, we had an accumulated deficit of $63.7 million, working capital of $25.0 million and stockholders’ equity of $43.3 million. We have evaluated our projected cash flows and believe that our cash and cash equivalents of $21.5 million as of June 30, 2016 and our available for sale securities of $10.7 million as of June 30, 2016 will be sufficient to fund our operations through the third quarter of 2017. However, clinical trials being conducted by us will continue to be funded in part with funds from the $14.3 million grant awarded in 2014 from CIRM ($4 million of which we are still subject to meeting certain milestones) and not from cash on hand and the value of our available for sale securities is subject to market risk. If we were to lose our grant funding or if the value of our available for sale securities decreases, or both, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail our operations unless we are able to obtain from another source of adequate financing that could be used for our clinical trials.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our current shareholders.

Cash Flows

Cash used in operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations. During six months ended June 30, 2016, our total research and development expenditures were $12.4 million and our general and administrative expenditures were $8.9 million. Net loss for the six months ended June 30, 2016 amounted to $15.5 million. Our sources of cash during 2016 primarily consisted of $119,000 from royalty revenues on product sales by licensees and a research grant payment of $3.7 million from CIRM. As of June 30, 2016 and December 2015, we had a working capital surplus of $25.0 million and $19.5 million, respectively, and an accumulated deficit of $63.7 million and $48.2 million, respectively.

Net cash used in operating activities during the six months ended June 30, 2016 amounted to $10.0 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to the following noncash items: Asterias warrants noncash expense to its shareholders in the amount of $3.1 million, stock-based compensation of $2.5 million, $1.3 million in amortization of intangible assets, $644,000 of stock issued in lieu of cash to a contract vendor and $605,000 in depreciation expense. The noncash increases were offset by a $1.6 million gain on change in fair value to the Asterias Offering Warrants and $1.4 million in deferred income tax benefit. Changes in working capital contributed by $0.3 million as a source of cash.

Investing and financing activities

During the six months ended June 30, 2016, we paid $499,000 for property, plant and equipment including tenant improvements and other fixed assets. In March 2016, we received $32,000 of the security deposit back from our previous office location in Menlo Park.

During the six months ended June 30, 2016, we completed an underwritten public offering and issued 5,147,059 shares of common stock, and warrants to purchase an aggregate of 2,573,530 shares of common stock at an exercise price of $4.37 per share; we issued an additional 742,421 shares of common stock upon the full exercise of the over-allotment option by the underwriters for aggregate net proceeds of $18.2 million from the Asterias Offering. We received $567,000 from our landlord on reimbursable construction in progress financed by the landlord and received $2.0 million from the exercise of stock options.

Contractual Obligations

As of June 30, 2016, there were no material changes to the contractual obligations information in Item 7 in our Annual Report on Form 10-K filed with the SEC on March 29, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Asterias’ qualitative and quantitative market risk since the disclosure in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2015, except as follows.

Available for sale securities at fair value

We hold 3,852,880 BioTime common shares and 192,644 shares of OncoCyte common stock at fair value, therefore our available for sale investment values are subject to changes in the stock price of BioTime and OncoCyte. BioTime common stock trades on the NYSE MKT under the ticker “BTX” and OncoCyte common stock trades on the NYSE MKT under the ticker “OCX”. As of June 30, 2016, the 52 week high/low stock price per share range for BioTime and OncoCyte shares were $2.02 - $4.51 and $2.45 - $10.24, respectively.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2015 and under the heading “Risk Factors” in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our securities. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Form 10-Q for the quarter ended March 31, 2016.

The matters addressed in this Item 1A that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Asterias may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Asterias’ estimates change and readers should not rely on those forward-looking statements as representing Asterias’ views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Asterias can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Asterias. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of Asterias’ Form 10-K for the year ended December 31, 2015 and under the heading “Risk Factors” in Part II, Item 1A of Asterias’ Form 10-Q for the quarter ended March 31, 2016.

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 and Form 10-Q for the quarter ended March 31, 2016, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6	Exhibits

Exhibit Numbers		Description

10.1	*	Amended and restated 2013 Equity Incentive Plan
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	XBRL Instance Document
101.INS	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: August 15, 2016	/s/ Stephen L. Cartt
Stephen L. Cartt
President and Chief Executive Officer

Date: August 15, 2016	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer