Form 10-Q
period 2016-09-30
Asterias Biotherapeutics, Inc.
filed 2016-11-14
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,422,452 shares of Series A Common Stock, $0.0001 par value, as of November 10, 2016.

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

Item 1.	Financial Statements

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,926	$11,183
Available-for-sale securities, at fair value	15,999	17,006
Landlord receivable	-	567
Prepaid expenses and other current assets	1,989	1,033
Total current assets	35,914	29,789

NONCURRENT ASSETS
Intangible assets, net	18,802	20,816
Property, plant and equipment, net	5,212	5,756
Investment in affiliates	-	416
Deferred tax asset	9,956	9,744
Other assets	419	457
TOTAL ASSETS	$70,303	$66,978

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to BioTime, Inc. (Notes 1 and 10)	$463	$530
Accounts payable	640	747
Accrued expenses and other current liabilities	981	1,183
Capital lease liability	7	7
Deferred grant income	1,392	2,513
Deferred tax liabilities, current portion	5,393	5,274
Total current liabilities	8,876	10,254

LONG-TERM LIABILITIES
Capital lease liability	21	26
Warrant liability	8,376	-
Deferred tax liabilities, net of current portion	5,963	7,020
Deferred rent liability	251	179
Lease liability	4,090	4,400
TOTAL LIABILITIES	27,577	21,879

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000 Series A Common Stock and 75,000 Series B Common Stock; 45,857 and 38,228 shares Series A Common Stock issued and outstanding at September 30, 2016 and December 31, 2015, respectively; no Series B Common Stock issued and outstanding at September 30, 2016 and December 31, 2015	5	4
Additional paid-in capital	117,452	92,900
Accumulated other comprehensive income (loss) on available-for-sale investments, net	(348)	434
Accumulated deficit	(74,383)	(48,239)
Total stockholders’ equity	42,726	45,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,303	$66,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Royalties from product sales	$218	$353	$337	$528
Sale of cell lines	-	-	-	40
Grant income	1,858	1,070	4,865	2,406
Total revenue	2,076	1,423	5,202	2,974
Cost of sales	(59)	(176)	(118)	(265)
Total gross profit	2,017	1,247	5,084	2,709

EXPENSES
Research and development	(5,232)	(4,629)	(17,594)	(11,918)
General and administrative	(4,210)	(1,554)	(13,081)	(5,071)
Total operating expenses	(9,442)	(6,183)	(30,675)	(16,989)

Loss from operations	(7,425)	(4,936)	(25,591)	(14,280)

OTHER INCOME/(EXPENSE)
Change in fair value on warrant liability	(3,995)	-	(2,368)	-
Interest expense, net	(128)	(126)	(413)	(197)
Other expense, net	(2)	(6)	(27)	(7)
Total other expense, net	(4,125)	(132)	(2,808)	(204)

Loss before income tax benefit	(11,550)	(5,068)	(28,399)	(14,484)

Deferred income tax benefit	902	1,561	2,255	4,386

NET LOSS	$(10,648)	$(3,507)	$(26,144)	$(10,098)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.24)	$(0.09)	$(0.63)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	45,193	37,602	41,588	34,643

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET LOSS	$(10,648)	$(3,507)	$(26,144)	$(10,098)
Other comprehensive loss, net of tax:	-	-	-	-
Unrealized gain (loss) on available-for-sale securities, net of taxes	4,715	(1,579)	(782)	(1,829)
COMPREHENSIVE LOSS	$(5,933)	$(5,086)	$(26,926)	$(11,927)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,144)	$(10,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	909	396
Stock-based compensation	3,648	2,118
Amortization of intangible assets	2,014	2,015
Amortization of prepaid rent	-	63
Deferred income tax benefit	(2,255)	(4,386)
Common stock issued for services in lieu of cash	644	-
Change in fair value on warrant liability	2,368	-
Distribution of Asterias warrants to shareholders other than BioTime	5,285	-
Changes in operating assets and liabilities:
Grant receivable	-	118
Prepaid expenses and other current assets	(955)	(455)
Other long term assets	8	(98)
Accounts payable	(107)	(313)
Accrued expenses and other current liabilities	625	740
Deferred rent liability	73	1
Deferred grant income	(1,121)	1,869
Other current liability	166	-
Amount due to BioTime, Inc.	(233)	(351)
Net cash used in operating activities	(15,075)	(8,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including tenant improvements	(643)	(194)
Payments on construction in progress	-	(3,830)
Payment of security deposits	-	(1)
Reimbursement of security deposit	31	-
Net cash used in investing activities	(612)	(4,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	2,149	8,286
Proceeds from sale of common stock and warrants	20,199	-
Proceeds from exercise of warrants	-	11,700
Financing costs	(1,969)	(598)
Proceeds from exercise of stock options	1,933	23
Repayment of lease liability and capital lease obligation	(315)	-
Shares withheld and retired to pay employee taxes	(134)	-
Reimbursement from landlord on construction in progress	567	2,564
Net cash provided by financing activities	22,430	21,975

NET INCREASE IN CASH AND CASH EQUIVALENTS:	6,743	9,569
CASH AND CASH EQUIVALENTS:
At beginning of period	11,183	3,076
At end of period	$17,926	$12,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation and Liquidity

Asterias Biotherapeutics, Inc. (“Asterias”) was incorporated in Delaware on September 24, 2012. Prior to May 13, 2016, Asterias was a majority-owned and controlled subsidiary of BioTime, Inc. (“BioTime”). As further discussed below, on May 13, 2016, BioTime deconsolidated Asterias’ financial statements due to BioTime’s loss of control of Asterias as defined by generally accepted accounting principles.

Asterias is a biotechnology company focused on the emerging fields of cell therapy and regenerative medicine. Asterias has two core technology platforms. The first is a type of stem cell capable of becoming all of the cell types in the human body, a property called pluripotency. The second is the use of a cell type called “dendritic cells” to teach cancer patients’ immune systems to attack their tumors. Asterias currently has three clinical stage programs based on these platforms: AST-OPC1 is a therapy derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries; AST-VAC1 is a patient-specific cancer immunotherapy being evaluated by Asterias in Acute Myeloid Leukemia (AML); and AST-VAC 2 is a non-patient specific cancer immunotherapy for which the initiation of a Phase 1/2a clinical trial in non-small cell lung cancer is planned for the first half of 2017.

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

Prior to May 13, 2016, BioTime consolidated the results of Asterias into BioTime’s consolidated results based on BioTime’s ability to control Asterias’ operating and financial decisions and policies through a majority ownership of Asterias common stock. On May 13, 2016, Asterias completed the sale and the underwriters' exercise of the overallotment for 5,147,059 shares of its common stock and warrants to purchase 2,959,559 shares of its common stock, through an underwritten public offering (the “Asterias Offering”) (see Note 7). BioTime did not participate in the Asterias Offering. As a result of the sale of Asterias common stock in the Asterias Offering and the issuance of 708,333 shares of Asterias common stock upon the exercise of certain stock options by a former Asterias executive, as of May 13, 2016, BioTime’s percentage ownership of the outstanding common stock of Asterias declined to less than 50%. Under generally accepted accounting principles, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding shares of common stock of the subsidiary, lacks a controlling financial interest in the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having, or having the ability to obtain, a majority of the subsidiary’s Board of Directors. BioTime determined that all of these loss of controls factors were present for BioTime as of May 13, 2016. Accordingly, BioTime deconsolidated Asterias’ financial statements and results of operations from those of BioTime, effective May 13, 2016, in accordance with ASC, 810-10-40-4(c), Consolidation.

BioTime continues to allocate expenses such as salaries and payroll related expenses incurred and paid on behalf of Asterias based on the amount of time that particular employees of BioTime devote to Asterias affairs. Other expenses such as legal, accounting, travel, and entertainment expenses are allocated to Asterias to the extent that those expenses are incurred by or on behalf of Asterias. BioTime also allocates certain overhead expenses such as insurance, internet, and telephone expenses based on a percentage determined by management. These allocations are made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, if applicable, and percentage of personnel devoted to Asterias operations or management. Due to BioTime’s deconsolidation of Asterias effective May 13, 2016, these allocated and overhead expenses are expected to decrease as Asterias continues to hire its operations and management personnel. Management evaluates the appropriateness of the percentage allocations on a quarterly basis and believes that this basis for allocation is reasonable.

In connection with the services performed by employees of BioTime, or employees of other BioTime commonly controlled and consolidated subsidiaries within the BioTime group of affiliated entities, Asterias has in the past and may in the future grant stock options to those performing services for Asterias, for which Asterias records stock-based compensation expense in its statements of operations for such services performed in the relevant periods (see Note 7).

Liquidity – Since inception, Asterias has incurred operating losses and has funded its operations primarily through the support from BioTime, issuance of equity securities, warrants, payments from research grants, and royalties from product sales. At September 30, 2016, Asterias had an accumulated deficit of $74.4 million, working capital of $27 million and stockholders’ equity of $42.7 million. Asterias has evaluated its projected cash flows and believes that its cash and cash equivalents of $17.9 million and available for sale securities of $16.0 million as of September 30, 2016, will be sufficient to fund Asterias’ operations through the third quarter of 2017. Some of the clinical trials being conducted by Asterias will continue to be funded in part with funds from the $14.3 million grant awarded in 2014 by the California Institute for Regenerative Medicine (“CIRM”), ($4 million of which are still subject to meeting certain milestones as of September 30, 2016), and not from cash on hand and the value of our available for sale securities is subject to market risk. If Asterias were to lose its grant funding, the value of its available for sale securities decreases, or it is unable to obtain future adequate financing for its clinical trials, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations. Future financings, if necessary, may not be available to Asterias at acceptable terms, or if at all. Sales of additional equity securities would result in the dilution of interests of current shareholders.

2.	Summary of Significant Accounting Policies

Basic and diluted net loss per share – The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2016	2015	2016	2015
Net loss	$(10,648)	$(3,507)	$(26,144)	$(10,098)
Weighted average common shares outstanding – basic and diluted	45,193	37,602	41,588	34,643
Net loss per share – basic and diluted	$(0.24)	$(0.09)	$(0.63)	$(0.29)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Nine Months Ended September 30, (Unaudited)
	2016	2015
Stock options and restricted stock units	6,349	4,609
Warrants	6,699	3,500

Recently Issued Accounting Pronouncements – There have been no recent accounting pronouncements since the recently issued pronouncements included in Asterias’ Form 10-Q for the three months ended March 31, 2016 and June 30, 2016.

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU No. 2016-01). Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU No. 2016-01 clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The more significant amendments are to equity investments in unconsolidated entities.

In accordance with ASU No. 2016-01, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU No. 2016-01, when adopted, could have a material impact on Asterias’ financial statements based on the current accounting of available-for-sale securities Asterias holds as discussed in Note 4.

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

3.	Balance Sheet Components

Property, plant and equipment, net

As of September 30, 2016 and December 31, 2015, property, plant and equipment consisted of the following (in thousands):

	September 30 2016 (Unaudited)	December 31, 2015
Leasehold improvements	$5,331	$4,998
Equipment and furniture	2,106	$2,074
Accumulated depreciation	(2,225)	(1,316)
Property, plant and equipment, net	$5,212	$5,756

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $909,000 and $396,000, respectively.

4.	Investments in BioTime and OncoCyte

Investment in BioTime

BioTime common shares (traded on NYSE: MKT under the symbol “BTX”) are included at fair value in current assets on the balance sheet as the shares are available for use and could be sold at fair value for working capital purposes. As of September 30, 2016 and December 31, 2015, Asterias held 3,852,880 BioTime shares which are valued at $15.0 million and $15.8 million based on the closing price on that date, respectively.

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

The OncoCyte shares are included in available-for-sale securities at fair value in current assets in Asterias’ balance sheet as the shares are traded on NYSE: MKT (symbol “OCX”) and available for working capital purposes. As of September 30, 2016 and December 31, 2015, the OncoCyte shares are valued at $1.0 million and $1.2 million based on the OncoCyte closing prices on those respective dates.

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

On February 16, 2016, Asterias also entered into a Share Transfer Agreement (“Share Transfer”) with BioTime and ESI pursuant to which (a) Asterias transferred to BioTime 2,100,000 shares of common stock of OrthoCyte Corporation (“OrthoCyte) and 21,925 ordinary shares of Cell Cure Neurosciences Ltd (“Cell Cure”), each a majority-owned subsidiary of BioTime, with an aggregate carrying value at the time of the transaction of approximately $416,000 and (b) BioTime transferred to Asterias 75,771 shares of Series A Common Stock of Asterias with a carrying value at the time of the transaction of approximately $197,000 and warrants to purchase 3,150,000 Series A common stock of Asterias at an exercise price of $5.00 per share, with a carrying value at the time of the transaction of approximately $2.0 million, as additional consideration for the license of patents and patent rights from Asterias under the Cross License. On March 20, 2016, the warrants to purchase 3,150,000 shares of Series A common stock were retired by Asterias.

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

6.	Intangible assets

Intangible assets net of accumulated amortization at September 30, 2016 and December 31, 2015 are shown in the following table (in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Intangible assets	$26,860	$26,860
Accumulated amortization	(8,058)	(6,044)
Intangible assets, net	$18,802	$20,816

Asterias recognized $2.0 million in amortization expense of intangible assets during each of the nine months ended September 30, 2016 and 2015.

7.	Common Stock and Warrants

As of September 30, 2016 and December 31, 2015, Asterias had outstanding 45,857,448 and 38,228,120 Series A Shares and no Series B Shares, respectively.

Common Stock Issuance

In April and January 2016, pursuant to a services agreement with Cell Therapy Catapult Services Limited, Asterias issued 63,887 and 78,133 shares of Asterias Series A common stock with a fair value of $319,000 and $325,000, respectively (see Note 12).

On May 13, 2016, Asterias completed the sale of 5,147,059 shares of its common stock and warrants to purchase 2,959,559 shares of its common stock, through an underwritten public offering (Asterias Offering), for $3.40 per unit, or net proceeds to Asterias of $16.0 million after discounts and expenses. In connection with the Asterias Offering on May 23, 2016, Asterias issued an additional 742,421 shares of its common stock upon the full exercise of the over-allotment option by the underwriters for net proceeds of $2.2 million, after deducting underwriting discounts. Total financing costs were approximately $1.8 million, of which $1.2 million were allocated to the Asterias common stock (see Warrants classified as liability below).

On April 10, 2015, Asterias entered into an at-the-market issuance sales agreement (the “ATM”) with MLV & Co. LLC (“MLV”), pursuant to which Asterias may sell up to a maximum of $20.0 million of its common stock from time to time through MLV under Asterias’ previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-200745). During the three months ended September 30, 2016, Asterias raised approximately $2.1 million in net proceeds under the ATM from the sale of 468,686 shares of its common stock at a weighted average price of $4.59 per share. As of September 30, 2016, up to approximately $13.0 million of shares of Asterias common stock are available for issuance and sale pursuant to the terms of the ATM.

Warrants classified as a liability

On May 13, 2016, included in the Asterias Offering, Asterias issued warrants to purchase 2,959,559 shares of its common stock (“Asterias Offering Warrants”). The Asterias Offering Warrants have an exercise price $4.37 per share and expire in five years of the issuance date, or May 13, 2021. The Asterias Offering Warrants also contain certain provisions in the event of a Fundamental Transaction, as defined in the warrant agreement governing the Asterias Offering Warrants (“Warrant Agreement”), that Asterias or any successor entity will be required to purchase, at a holder’s option, exercisable at any time concurrently with or within thirty days after the consummation of the fundamental transaction, the Asterias Offering Warrants for cash. This cash settlement will be in an amount equal to the value of the unexercised portion of such holder’s warrants, determined in accordance with the Black Scholes option pricing model as specified in the Warrant Agreement.

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

The fair value of the Asterias Offering Warrants at the time of issuance was determined by using a combination of the Binomial Lattice and Black-Scholes option pricing models under various probability-weighted outcomes which take into account consideration the probability of the fundamental transaction and net cash settlement occurring, using the contractual term of the warrants. In applying these models, the fair value is determined by applying Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures; these inputs have included assumptions around the estimated future stock price of Asterias common stock, volatility and the timing of, and varying probabilities, that certain events will occur. The Asterias Offering Warrants are revalued each reporting period using the same methodology described above. Changes in any of the key assumptions used to value the Asterias Offering Warrants could materially impact the fair value of the warrants and Asterias’ financial statements.

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

At September 30, 2016, based on a revaluation performed by Asterias Offering Warrants using the methodology described above, the fair value of the Asterias Offering Warrants liability was $8.4 million, resulting in Asterias recording an unrealized loss of $4.0 million and $2.4 million for the three and nine months ended September 30, 2016, respectively, included in other income and expenses, net, in the statements of operations.

Warrants classified as equity

On March 30, 2016, Asterias’ board of directors declared a distribution of Asterias common stock purchase warrants to all Asterias shareholders other than BioTime, in the ratio of one warrant for every five shares of Asterias common stock owned of record as of the close of business on April 11, 2016. On April 25, 2016, Asterias distributed 3,331,229 warrants. The distribution of the warrants was treated as a disproportionate distribution since, in accordance with the terms of the Share Transfer with BioTime (see Note 5), no warrants were distributed to BioTime. The warrants are classified as equity, have an exercise price of $5.00 per share, and were set to expire on September 30, 2016. Asterias recorded the warrants at a fair value of approximately $3.1 million with a noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity as of March 30, 2016 as the warrants were deemed to be issued for accounting purposes on that date. On September 19, 2016, Asterias extended the expiration date of these warrants to February 15, 2017, no other terms were changed. As a result of the extension of the expiration date of these warrants, for the quarter ended September 30, 2016, Asterias recorded a $2.0 million noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity.

In connection with the warrant distribution to shareholders discussed above, 350,000 warrants with an exercise price of $5.00 per share were adjusted to become exercisable into 409,152 shares at an exercise price of $4.28 per share. These warrants had an original expiration date of September 30, 2016. On September 19, 2016, Asterias extended the expiration date of these warrants to February 15, 2017, no other terms were changed. As a result of the extension of the expiration date of these warrants, for the quarter ended September 30, 2016, Asterias recorded a $0.2 million noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity.

8.	Equity Incentive Plan

Stock Options and Restricted Stock Units

A summary of Asterias’ 2013 Equity Incentive Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options and Restricted Stock Units Outstanding	Weighted Average Exercise/ Grant Price
December 31, 2015	2,067	5,178	$3.17
Additional shares approved on June 9, 2016	3,000	-	-
Options granted	(3,100)	3,100	3.53
Restricted stock and RSUs granted *	(1,030)	515	3.76
Options exercised	-	(788)	2.45
Options forfeited/cancelled	1,347	(1,347)	3.68
RSUs forfeited	3	(1)	3.53
Shares issued – RSUs vested	-	(308)	-
September 30, 2016	2,287	6,349	$3.15

*Restricted stock and RSUs granted from the 2013 Equity Incentive Plan reduce the shares available for grant by 2 to 1.

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table:

	September 30, (Unaudited)
	2016	2015
Expected life (in years)	5.76	$5.62
Risk-free interest rates	1.38%	1.58%
Volatility	74.99%	78.74%
Dividend yield	0%	0%

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

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Asterias had made different assumptions, its stock-based compensation expense, and net loss for the nine months ended September 30, 2016 and 2015, may have been significantly different.

Asterias does not recognize deferred income taxes for incentive stock option compensation expense, and records a tax deduction only when a disqualifying disposition has occurred.

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2016	2015	2016	2015
Research and development	$638	$449	$1,994	$1,137
General and administrative	534	168	1,654	981
Total stock-based compensation expense	$1,172	$617	$3,648	$2,118

9.	Commitments and Contingencies

Development and Manufacturing Services Agreement

On August 3, 2016, Asterias entered into a Development and Manufacturing Services Agreement (the "Services Agreement") with Cognate BioServices, Inc. ("Cognate"), a fully-integrated contract bioservices organization providing development and cGMP manufacturing services to companies and institutions engaged in the development of cell-based products.

Under the Services Agreement, Cognate will perform under an Initial Statement of Work process development studies in support of Asterias’ clinical and commercial development activities of AST-VAC1 and production and manufacturing services of AST-VAC1 under cGMP under the Second Statement of Work. In consideration for the process development services set forth in the Initial Statement of Work, Asterias agreed to make aggregate payments of up to approximately $1.7 million in fees over the term of the Initial Statement of Work and pay for additional pass through costs for materials and equipment estimated by management to be approximately $0.5 million. In consideration of the production and manufacturing services set forth in the Second Statement of Work, once the services under the Initial Statement of Work are completed and Asterias has received FDA concurrence on the clinical protocol for an AST-VAC1 trial, Asterias will make an initial start-up payment, a monthly payment for dedicated manufacturing capacity, and certain other manufacturing fees.

The Services Agreement will expire on the later of (a) August 3, 2019; or (b) the completion of all services contracted for by the parties in the Statements of Work under the Services Agreement prior to August 3, 2019. The term of the Services Agreement and any then pending Statements of Work thereunder may be extended by Asterias continuously for additional two-year periods upon written notice to Cognate at least thirty days prior to the expiration of the then-current term.

The Services Agreement provides certain termination rights to each party and customary provisions relating to indemnity, confidentiality and other matters. As of September 30, 2016, Asterias had prepaid $100,000 to Cognate pursuant to the Services Agreement.

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

As of September 30, 2016 and December 31, 2015, the landlord liability was $4.1 million and $4.4 million and the deferred rent liability was $251,000 and $179,000, respectively.

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

Indemnification

In the normal course of business, Asterias may provide indemnifications of varying scope under Asterias’ agreements with other companies or consultants, typically Asterias’ clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Asterias will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Asterias’ products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Asterias products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Asterias could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Asterias has not been subject to any claims or demands for indemnification. Asterias also maintains various liability insurance policies that limit Asterias’ exposure. As a result, Asterias believes the fair value of these indemnification agreements is minimal. Accordingly, Asterias has not recorded any liabilities for these agreements as of September 30, 2016 and December 31, 2015.

10.	Shared Facilities and Services Agreement

On April 1, 2013, Asterias and BioTime executed a Shared Facilities and Services Agreement (“Shared Services Agreement”). Under the terms of the Shared Services Agreement, Asterias has the right to use BioTime's premises and equipment located at Alameda, California, for the sole purpose of conducting Asterias' business. BioTime also provides basic accounting, billing, bookkeeping, payroll, treasury, collection of accounts receivable (excluding the institution of legal proceedings or taking of any other action to collect accounts receivable), payment of accounts payable, and other similar administrative services to Asterias. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime also provides Asterias with the services of its laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for Asterias at the premise.

BioTime charges Asterias a fee for the services and usage of facilities, equipment, and supplies aforementioned. For each billing period, BioTime equitably prorates and allocates its employee costs, equipment costs, insurance costs, lease costs, professional costs, software costs, supply costs, and utilities costs, between BioTime and Asterias based upon actual documented use and cost by or for Asterias or upon proportionate usage by BioTime and Asterias, as reasonably estimated by BioTime. Asterias pays 105% of the allocated costs (the “Use Fee”). The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours of such personnel devoted to the performance of services.

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

In addition to the Use Fees, Asterias reimburses BioTime for any out of pocket costs incurred by BioTime for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of Asterias, provided that invoices documenting such costs are delivered to Asterias with each invoice for the Use Fee. Furthermore, BioTime has no obligation to purchase or acquire any office supplies or other goods and materials or any services for Asterias, and if any such supplies, goods, materials or services are obtained for Asterias, BioTime may arrange for the suppliers thereof to invoice Asterias directly.

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

BioTime allocated $683,000 and $731,000, of general overhead expenses to Asterias during the nine months ended September 30, 2016, and 2015, respectively. At September 30, 2016, Asterias had $463,000 payable to BioTime under the Shared Services Agreement.

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

A deferred income tax benefit of approximately $0.9 million and $2.2 million was recorded for the three and nine months ended September 30, 2016, respectively. A deferred income tax benefit of approximately $4.4 million was recorded for the nine months ended September 30, 2015, of which approximately $4.5 million was related to federal offset by an adjustment of $100,000 related to a provision for state taxes. Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property and available for sale securities held in BioTime and OncoCyte common stock. As of December 31, 2015, these deferred tax liabilities exceeded Asterias’ deferred tax assets. Accordingly, management believes that it is more likely than not that the federal deferred tax assets are realizable since the income tax benefits are expected to be available to offset such deferred tax liabilities, and a valuation allowance was not required for the federal deferred tax assets as of December 31, 2015. For the California deferred tax assets, Asterias had a full valuation allowance at December 31, 2015 and expects to have a full valuation allowance for the year ending December 31, 2016.

Management believes that the Asterias net operating losses generated during the nine months ended September 30, 2016, and expected to be generated for the year ending December 31, 2016, will result in no income tax benefits in the current year due to the full valuation allowance expected on those federal deferred tax assets for the year ending December 31, 2016. Accordingly, the income tax benefits recorded during the three and nine months ended September 30, 2016, are principally due to the reversal of the deferred tax liabilities from the beginning of the year.

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

Services Agreement with Cell Therapy Catapult Services Limited

In October 2015, Asterias entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property and will develop a scalable manufacturing and differentiation process for Asterias’ human embryonic stem cell derived dendritic cell cancer vaccine development program. In consideration for the license and Catapult’s performance of services, at the time of the Services Agreement Asterias agreed to make aggregate payments of up to GBP £4,350,000 over the next five years (approximately $5.7 million based on the foreign currency exchange rate on September 30, 2016). At the option of Asterias, up to GBP £3,600,000 (approximately $4.7 million based on the foreign currency exchange rate on September 30, 2016) of such payments may be settled in shares of Asterias Series A Common Stock instead of cash. If Asterias elects to pay for the services in stock and Catapult is unable to sell the stock in the market within 60 days of issuance, after reasonable and diligent efforts through its broker, Catapult may request that the unsold portion of the stock payment, if any, be paid by Asterias in cash at a value equal to approximately 91% of the total amount that was issued in stock. This right by Catapult to put the unsold shares back to Asterias for cash expires the earlier to occur of the sale of the stock in the market or after 60 days of issuance.

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

In April 2016, January 2016 and December 2015, pursuant to the Services Agreement, Asterias issued 63,887, 78,133 and 96,479 shares of Asterias Series A Common Stock with a fair market values of $319,000, $325,000 and $486,000 at the time of issuance which Asterias reclassified into permanent equity since all of these shares were sold in the market by Catapult as of September 30, 2016, and December 31, 2015, respectively. For the nine months ended September 30, 2016, in connection with payments under the Services Agreement, Asterias expensed as stock-based compensation for services in lieu of cash of $644,000.

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

Asterias received $6.6 million under the NGA through December 31, 2015. During the nine months ended September 30, 2016, Asterias received an additional $3.7 million under the NGA grant with approximately $4.0 million expected upon further clinical milestone achievements. There can be no assurance Asterias will receive this remaining amount or that the milestones will be met. Revenues pursuant to the NGA recognized during the three months ended September 30, 2016 and 2015 were $1.9 million and $1.1 million, respectively. The NGA recognized during the nine months ended September 30, 2016 and 2015 were $4.9 and $2.4 million, respectively. Although the cash payments from CIRM are dependent on achieving certain milestones pursuant to the contract with CIRM, Asterias recognizes grant income as related research expenses are incurred. Deferred revenues relating to the CIRM grant were $1.4 million and $2.5 million at September 30, 2016 and December 31, 2015, respectively.

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

Company Overview

Asterias is a biotechnology company focused on the emerging fields of cell therapy and regenerative medicine. Asterias has two core technology platforms. The first is a type of stem cell capable of becoming all of the cell types in the human body, a property called pluripotency. The second is the use of a cell type called “dendritic cells” to teach cancer patients’ immune systems to attack their tumors. Asterias currently has three clinical stage programs based on these platforms: AST-OPC1 is a therapy derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries; AST-VAC1 is a patient-specific cancer immunotherapy using dendritic cells being evaluated by Asterias in Acute Myeloid Leukemia (AML); and AST-VAC2 is a non-patient specific cancer immunotherapy using dendritic cells for which the initiation of a Phase 1/2a clinical trial in non-small cell lung cancer is planned for the first half of 2017.

In November 2016, Asterias successfully administered the first AIS-A patient with the highest dose of 20 million cells of AST-OPC1 as part of the SCiStar clinical trial.  Dosing of this patient triggers an additional $2.5 million grant payment from the California Institute for Regenerative Medicine under the existing $14.3 million grant, which Asterias expects to receive in the fourth quarter of 2016.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows.

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

The fair value of the Asterias Offering Warrants is determined by using a combination of the Binomial Lattice and Black-Scholes option pricing models under various probability-weighted outcomes which take into consideration the probability of the fundamental transaction and the net cash settlement occurring, using the contractual term of the warrants. In applying these models, the fair value is determined by applying Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures; these inputs have included assumptions around the estimated future stock price of Asterias common stock, volatility and the timing of, and varying probabilities, that certain events will occur. The Asterias Offering Warrants are revalued each reporting period using the same methodology described above. Changes in any of the key assumptions used to value the Asterias Offering Warrants could materially impact the fair value of the warrants and Asterias’ financial statements.

Results of Operations

Comparison of three and nine months ended September 30, 2016 and 2015

For the three months ended September 30, 2016 and 2015 we recorded net loss of $10.6 million and $3.5 million, respectively. For the nine months ended September 30, 2016 and 2015 we recorded net losses of $26.1 million and $10.1 million, respectively.

Revenues

The following table shows certain information about our revenues for the three and nine months ended September 30, 2016 and 2015 (in thousands, except for percentages):

	Three Months Ended September 30,		$ Increase		% Increase
	2016	2015	(Decrease)		(Decrease)
Royalties from product sales	$218	$353	$	- 135	- 38%
Grant income	1,858	1,070		+ 788	+ 74%
Total revenues	2,076	1,423		+ 653	+ 46%
Cost of sales	(59)	(176)		+ 117	- 66%
Total gross profit	$2,017	$1,247	$	+ 770	+ 62%

	Nine Months Ended September 30,		$ Increase		% Increase
	2016	2015	(Decrease)		(Decrease)
Royalties from product sales	$337	$528	$	- 191	- 36%
Sale of cell lines	-	40		- 40	- 100%
Grant income	4 865	2,406		+ 2,459	+ 102%
Total revenues	5 202	2,974		+ 2,228	+ 75%
Cost of sales	(118)	(265)		+ 147	- 55%
Total gross profit	$5 084	$2,709	$	+2,375	+ 88%

Our royalty revenues from product sales is entirely from non-exclusive license agreements with Stem Cell Technologies, Inc., Corning Life Science, Life Tech, and Millipore which we assumed as part of consideration received from Geron under the 2013 Asset Contribution Agreement.

Grant income in 2016 is entirely from CIRM which awarded us a $14.3 million grant for clinical development of AST-OPC1. We received our first payment from CIRM in the amount of $917,000 during October 2014 and had received $6.6 million through December 31, 2015. For the nine months ended September 30, 2016, we received $3.7 million under the CIRM grant with approximately $4.0 million expected upon further clinical milestone achievements. Revenues recognized under the CIRM grant during the nine months ended September 30, 2016 and 2015 were $4.9 and $2.4 million, respectively.

Operating Expenses

The following table shows our operating expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands, except for percentages):

	Three Months Ended September 30,		$	%
	2016	2015	Increase	Increase
Research and development expenses	$5,232	$4,629	$ + 603	+13%
General and administrative expenses	4,210	1,554	+ 2,656	+ 171%

	Nine Months Ended September 30,		$	%
	2016	2015	Increase	Increase
Research and development expenses	$17,594	$11,918	$ + 5,676	+ 48%
General and administrative expenses	13,081	5,071	+8,010	+ 158%

Research and development expenses – Research and development expenses increased by approximately $0.6 million to $5.2 million for the three months ended September 30, 2016 compared to $4.6 million for the three months ended September 30, 2015. The increases in research and development expenses during 2016 are attributable to the following: an increase in salaries/stock based compensation of $710,000 due to an increase in headcount related to hiring personnel to support our AST-OPC1 program, an increase in AST-OPC1 clinical recruitment costs of $223,000, an increase in scientific consulting services of $158,000, and an increase in depreciation expense of $134,000. These increases were offset by a decrease in Catapult fees of $478,000 and a decrease in deferred rent of $159,000.

Research and development expenses increased by approximately $5.7 million to $17.6 million for the nine months ended September 30, 2016 compared to $11.9 million for the nine months ended September 30, 2015. The increases in research and development expenses during the nine month period ended September 30, 2016 compared to the same period in 2015 are attributed to the following: an increase of $2.6 million in salaries/stock based compensation expense due to an increase in headcount related to hiring personnel to support our AST-OPC1 program, an increase of $668,000 in Catapult fees, an increase of $640,000 in outside services, an increase of $568,000 in clinical laboratory testing, an increase of $525,000 in scientific consulting services, along with $450,000 in laboratory supplies for our laboratory and production facility in Fremont, as well as an increase of $394,000 in depreciation expense, and an increase of $138,000 in building maintenance and repair.

General and administrative expenses – General and administrative expenses increased by approximately $2.7 million to $4.2 million for the three months ended September 30, 2016 compared to $1.6 million for the same period in 2015. The increase in general and administrative expense is primarily attributable to the following: $2.2 million in shareholder warrant distribution expense related to the extension of the warrants distributed in April 2016 and an increase of $1 million in salaries/stock based compensation related expenses. These increases were offset partially by a decrease of $0.6 million in general and administrative expenses, related consulting services, and project fees.

General and administrative expenses increased by approximately $8 million to $13.1 million for the nine months ended September 30, 2016 compared to $5.1 million for the nine months ended September 30, 2015. The increase in general and administrative expenses is due to the following: an increase of $5.3 million in shareholder warrant distribution expense, an increase of $2.5 million in salaries/stock based compensation related expenses, and an increase of $109,000 in accounting, audit, and tax services. These increases are offset by a decrease in general and administrative expenses, related consulting services, and tax related benefits.

Other income/(expenses), net

Other income/(expense), net – Other expenses, net, in 2016 and 2015 consists primarily of the change in fair value for the warrants classified as liabilities and interest expense related to the amortization of the landlord liability.

Income Taxes

A deferred income tax benefit of approximately $0.9 million and $2.2 million was recorded for the three and nine months ended September 30, 2016, respectively. A deferred income tax benefit of approximately $4.4 million was recorded for the nine months ended September 30, 2015, of which approximately $4.5 million was related to federal offset by an adjustment of $100,000 related to a provision for state taxes. Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property and available for sale securities held in BioTime and OncoCyte common stock. As of December 31, 2015, these deferred tax liabilities exceeded Asterias’ deferred tax assets. Accordingly, management believes that it is more likely than not that the federal deferred tax assets are realizable since the income tax benefits are expected to be available to offset such deferred tax liabilities, and a valuation allowance was not required for the federal deferred tax assets as of December 31, 2015. For the California deferred tax assets, Asterias had a full valuation allowance at December 31, 2015 and expects to have a full valuation allowance for the year ending December 31, 2016.

Management believes that the Asterias net operating losses generated during the nine months ended September 30, 2016, and expected to be generated for the year ending December 31, 2016, will result in no income tax benefits in the current year due to the full valuation allowance expected on those federal deferred tax assets for the year ending December 31, 2016. Accordingly, the income tax benefits recorded during the three and nine months ended September 30, 2016, are principally due to the reversal of the deferred tax liabilities from the beginning of the year.

Liquidity and Capital Resources

At September 30, 2016, we had $17.9 million of cash and cash equivalents on hand, held 3,852,880 BioTime common shares and 192,644 shares of OncoCyte common stock, with a market value of $15.0 million and $1.0 million, respectively. We may raise capital from time to time through the sale of our Series A Shares or other securities, and our BioTime or OncoCyte common shares. We may sell our Series A Shares or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), including in at-the-market transactions, or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We may also sell some or all of our BioTime common shares and OncoCyte common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of our Series A Shares, our BioTime common shares, OncoCyte common shares or other securities. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell our Series A Shares, our BioTime common shares, OncoCyte common shares or other securities in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

On May 13, 2016, we completed the initial closing of an underwritten public offering and issued 5,147,059 shares of common stock, and warrants to purchase an aggregate of 2,573,530 shares of common stock at an exercise price of $4.37 per share. The common stock and the warrants were sold for $3.40 per unit. The underwriters also exercised their over-allotment option to purchase additional warrants to purchase 386,029 shares of common stock, and we issued such warrants on the same day. The net proceeds to us were approximately $16.0 million after deducting underwriting discounts, commissions and offering expenses.

On May 23, 2016, Asterias issued an additional 742,421 shares of its common stock upon the full exercise of the over-allotment option by the underwriters for net proceeds of $2.2 million, after deducting underwriting discounts, for aggregate net proceeds of $18.2 million from the Asterias Offering.

On April 10, 2015, Asterias entered into an at-the-market issuance sales agreement (the “ATM”) with MLV & Co. LLC (“MLV”), such that Asterias may sell up to a maximum of $20.0 million of its common stock from time to time through MLV under Asterias’ previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-200745). During the three months ended September 30, 2016, Asterias raised approximately $2.1 million in net proceeds under the ATM from the sale of 468,686 shares of its common stock at a weighted average price of $4.59 per share. As of September 30, 2016, up to approximately $13.0 million of shares of Asterias common stock are available for issuance and sale pursuant to the terms of the ATM.

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

We received our first payment from CIRM in the amount of $917,000 during October 2014 and we had received $6.6 million through December 31, 2015. For the nine months ended September 30, 2016, we received an additional $3.7 million from the CIRM grant and expect to receive the remaining $4.0 million upon further clinical milestone achievements. As the remaining distributions of the CIRM grant are subject to meeting certain milestones, there can be no assurance that we will receive the entire amount granted.

Pursuant to the Cancer Research United Kingdom (“CRUK”) Agreement, CRUK has agreed to fund Phase 1/2 clinical development of our AST-VAC2 product candidate. We have completed process development and manufacturing scale-up of the AST-VAC2 manufacturing process and transferred the resulting cGMP-compatible process to CRUK. CRUK will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase 1/2 clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer.

Since inception, we have incurred net losses and have funded our operations primarily through the support from BioTime, issuance of equity securities, payments from research grants, and royalties from product sales. At September 30, 2016, we had an accumulated deficit of $74.4 million, working capital of $27 million and stockholders’ equity of $42.7 million. We have evaluated our projected cash flows and believe that our cash and cash equivalents of $17.9 million as of September 30, 2016 and our available for sale securities of $16.0 million as of September 30, 2016 will be sufficient to fund our operations through the third quarter of 2017. Some of the clinical trials being conducted by Asterias will continue to be funded in part with funds from the $14.3 million grant awarded in 2014 by CIRM, ($4 million of which are still subject to meeting certain milestones as of September 30, 2016), and not from cash on hand and the value of our available for sale securities is subject to market risk. If Asterias were to lose its grant funding, the value of its available for sale securities decreases, or it is unable to obtain future adequate financing for its clinical trials, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations. Future financings, if necessary, may not be available to Asterias at acceptable terms, or if at all. Sales of additional equity securities would result in the dilution of interests of current shareholders.

Cash Flows

Cash used in operations

Since our inception, we have incurred losses from operations and negative cash flows from our operations. During the nine months ended September 30, 2016, our total research and development expenditures were $17.6 million and our general and administrative expenses were $13.1 million. Net loss for the nine months ended September 30, 2016 amounted to $26.1 million. Our sources of cash during 2016 primarily consisted of $5.2 million from grant income and royalty and license fees. As of September 30, 2016 and December 2015, we had a working capital surplus of $27 million and $19.5 million, respectively.

Net cash used in operating activities during the nine months ended September 30, 2016 amounted to $15.1 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to the following noncash items: Asterias warrants noncash expense to its shareholders in the amount of $5.3 million, stock-based compensation of $3.6 million, $2.4 million in unrealized loss on the Asterias Offering Warrants classified as a liability, $2.0 million in amortization of intangible assets, $643,000 of stock issued in lieu of cash to a contract vendor and $909,000 in depreciation expense. The noncash increases were offset by $2.3 million in federal deferred income tax benefit. Changes in working capital contributed by $1.6 million as a use of cash.

Investing and financing activities

During the nine months ended September 30, 2016, we paid $643,000 for property, plant and equipment including tenant improvements and other fixed assets.

In May 2016, we completed an underwritten public offering and issued 5,147,059 shares of common stock, and warrants to purchase an aggregate of 2,573,530 shares of common stock at an exercise price of $4.37 per share; we issued an additional 742,421 shares of common stock upon the full exercise of the over-allotment option by the underwriters for aggregate net proceeds of $18.2 million from the Asterias Offering.

During the third quarter, Asterias raised approximately $2.1 million in net proceeds under its ATM from the sale of 468,686 shares of its common stock at a weighted average price of $4.59 per share.

During the nine months ended September 30, 2016, we received $567,000 from our landlord on reimbursable construction in progress financed by the landlord. In addition, we received $2.0 million from the exercise of stock options, offset by payments made for the landlord liability and capital lease obligations of $0.3 million.

Contractual Obligations

As of September 30, 2016, there were no material changes to the contractual obligations information in Item 7 in our Annual Report on Form 10-K filed with the SEC on March 29, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Asterias’ qualitative and quantitative market risk since the disclosure in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2015, except as follows.

Available for sale securities at fair value

We hold 3,852,880 BioTime common shares and 192,644 shares of OncoCyte common stock at fair value, therefore our available for sale investment values are subject to changes in the stock price of BioTime and OncoCyte. BioTime common stock trades on the NYSE MKT under the ticker “BTX” and OncoCyte common stock trades on the NYSE MKT under the ticker “OCX”. As of September 30, 2016, the 52 week high/low stock price per share range for BioTime and OncoCyte shares were $2.02 - $4.51 and $2.45 - $10.24, respectively.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6	Exhibits

Exhibit Numbers		Description

10.1	*+	Development and Manufacturing Services Agreement, dated August 3, 2016, between Asterias and Cognate BioServices, Inc.
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	XBRL Instance Document
101.INS	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*   Filed herewith.

** Furnished herewith.

+  Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: November 14, 2016	/s/ Stephen L. Cartt
Stephen L. Cartt
President and Chief Executive Officer

Date: November 14, 2016	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer