Form 10-Q
period 2017-03-31
Asterias Biotherapeutics, Inc.
filed 2017-05-11
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,263,086 shares of Series A Common Stock, $0.0001 par value, as of May 8, 2017.

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

Item 1.	Financial Statements

 ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,059	$19,800
Available-for-sale securities, at fair value	14,441	15,269
Prepaid expenses and other current assets	1,664	1,921
Total current assets	34,164	36,990

NONCURRENT ASSETS
Intangible assets, net	17,458	18,130
Property, plant and equipment, net	5,210	5,475
Other assets	389	415
TOTAL ASSETS	$57,221	$61,010

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to BioTime, Inc.	$-	$288
Accounts payable	737	1,076
Accrued expenses	1,848	2,495
Capital lease liability, current	7	7
Deferred grant income	291	2,185
Total current liabilities	2,883	6,051

LONG-TERM LIABILITIES
Warrant liability	5,711	8,665
Capital lease liability, noncurrent	18	20
Deferred rent liability	281	266
Lease liability	3,866	3,980
TOTAL LIABILITIES	12,759	18,982

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000 Series A Common Stock and 75,000 Series B Common Stock; 49,099 and 47,567 shares Series A Common Stock issued and outstanding at March 31, 2017 and December 31, 2016, respectively; no Series B Common Stock issued and outstanding at March 31, 2017 and December 31, 2016	5	5
Additional paid-in capital	136,379	126,829
Accumulated other comprehensive loss	(1,907)	(1,078)
Accumulated deficit	(90,015)	(83,728)
Total stockholders’ equity	44,462	42,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,221	$61,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Grant income	$1,894	$1,487
Royalties from product sales	116	107
Total revenues	2,010	1,594
Cost of sales	(53)	(53)
Gross profit	1,957	1,541

EXPENSES
Research and development	(6,598)	(6,343)
General and administrative	(4,466)	(6,290)
Total operating expenses	(11,064)	(12,633)

Loss from operations	(9,107)	(11,092)

OTHER INCOME/(EXPENSE)
Gain from change in fair value of warrant liability	2,954	-
Interest expense, net	(134)	(147)
Total other expenses, net	2,820	(147)

LOSS BEFORE INCOME TAX BENEFIT	(6,287)	(11,239)

Deferred income tax benefit	-	902

NET LOSS	$(6,287)	$(10,337)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	48,357	38,304

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

NET LOSS	$(6,287)	$(10,337)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities, net of taxes	(829)	(4,833)
COMPREHENSIVE LOSS	$(7,116)	$(15,170)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,287)	$(10,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	279	302
Stock-based compensation	1,717	1,608
Amortization of intangible assets	672	672
Deferred income tax benefit	-	(902)
Common stock issued for services in lieu of cash	274	325
Gain from change in fair value of warrant liability	(2,954)	-
Distribution of Asterias warrants to shareholders other than BioTime, Inc.	2,042	3,125
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	256	(124)
Other assets	3	3
Accounts payable	(339)	938
Accrued expenses	(935)	175
Deferred rent liability	13	23
Deferred grant income	(1,894)	(243)
Amount due to BioTime, Inc.	-	303
Net cash used in operating activities	(7,153)	(4,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14)	(63)
Payments on construction in progress	-	(6)
Reimbursement of security deposit	25	32
Net cash provided by/(used in) investing activities	11	(37)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares under at-the-market transactions	5,671	171
Financing costs for at-the-market sales	(156)	(6)
Proceeds from exercise of stock options	2	7
Repayment of lease liability and capital lease obligation	(116)	(100)
Shares retired to pay for employees’ taxes	-	(85)
Reimbursement from landlord on construction in progress	-	567
Net cash provided by financing activities	5,401	554

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(1,741)	(3,615)
CASH AND CASH EQUIVALENTS:
At beginning of period	19,800	11,183
At end of period	$18,059	$7,568

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation and Liquidity

Asterias Biotherapeutics, Inc. (“Asterias”) is a biotechnology company focused on the emerging fields of cell therapy and regenerative medicine. Asterias has two core technology platforms. The first is a type of stem cell capable of becoming all of the cell types in the human body, a property called pluripotency. The second is a type of cell called “dendritic cells” used to teach cancer patients’ immune systems to attack their tumors. Asterias currently has three clinical stage programs based on these platforms: AST-OPC1 is a therapy derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries; AST-VAC1 is a patient-specific cancer immunotherapy for Acute Myeloid Leukemia (AML); and AST-VAC 2 is a non-patient specific cancer immunotherapy for which the initiation of a Phase 1/2a clinical trial in non-small cell lung cancer is planned for 2017.  Asterias’ technology platforms have the potential for application in additional indications, such as advanced multiple sclerosis and white matter stroke for AST-OPC1 and other additional cancer indications for our cancer immunotherapy platform. Asterias was incorporated in Delaware on September 24, 2012.

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2016 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2016.

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

Liquidity – Since inception, Asterias has incurred operating losses and has funded its operations primarily through issuance of equity securities, warrants, payments from research grants, royalties from product sales, and the support from BioTime, Inc., which prior to May 13, 2016 owned a majority of the issued and outstanding shares of Asterias. At March 31, 2017, Asterias had an accumulated deficit of $90.0 million, working capital of $31.3 million and stockholders’ equity of $44.5 million. Asterias has evaluated its projected cash flows and believes that its cash and cash equivalents of $18.1 million and available for sale securities of $14.4 million as of March 31, 2017, will be sufficient to fund Asterias’ operations through at least twelve months from the issuance date of these financial statements. Some of the clinical trials being conducted by Asterias will continue to be funded in part with funds from the $14.3 million grant awarded in 2014 by CIRM, $1.5 million of which are still subject to meeting certain milestones, and not from cash on hand, and the value of its available-for-sale securities is subject to market risk. If Asterias were unable to obtain the remaining grant funding from CIRM, the value of its available-for-sale securities decreases, or it is unable to obtain future adequate financing for its clinical trials, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations. Future financings may not be available to Asterias at acceptable terms, or if at all. Sales of additional equity securities would result in the dilution of interests of current shareholders.

2.	Summary of Significant Accounting Policies

Basic and diluted net loss per share – The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Three Months Ended March 31, (Unaudited)
	2017	2016
Net loss	$(6,287)	$(10,337)
Weighted average common shares outstanding – basic and diluted	48,357	38,304
Net loss per share – basic and diluted	$(0.13)	$(0.27)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (Unaudited)
	2017	2016
Stock options and restricted stock units	7,508	7,080
Warrants	6,551	350

Adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Asterias adopted ASU 2016-09 beginning on January 1, 2017.

In connection with the adoption of ASU 2016-09, Asterias changed how it accounts for excess tax benefits and deficiencies, if any, and forfeitures, as applicable.  All excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as an income tax benefit or expense, respectively, in the statements of operations.  Prior to the adoption of ASU 2016-09, Asterias recognized excess tax benefits, if any, in additional paid-in capital only if the tax deduction reduced cash income taxes payable and excess tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, on Asterias’ statements of operations.  An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction.  Because Asterias has a full valuation allowance, there was no impact to Asterias’ statements of operations for any excess tax benefits or deficiencies, as any excess benefit or deficiency would be offset by the change in the valuation allowance (see Note 11).

Forfeitures are now accounted for as they occur instead of based on the number of awards that were expected to vest.  Based on the nature and timing of Asterias equity grants, straight-line expense attribution of stock-based compensation for the entire award and the relatively low forfeiture rate on Asterias experience, the impact of adoption of ASU 2016-09 pertaining to forfeitures was not significant to Asterias’ financial statements (see Note 8).

3.	Balance Sheet Components

Property, plant and equipment, net

As of March 31, 2017 and December 31, 2016, property, plant and equipment consisted of the following (in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Furniture, fixtures and leasehold improvements	$5,421	$5,421
Computers, machinery and equipment	2,559	2,545
	7,980	7,966
Less - accumulated depreciation and amortization	(2,770)	(2,491)
Property, plant and equipment, net	$5,210	$5,475

Depreciation expense for the three months ended March 31, 2017 and 2016 was $279,000 and $302,000, respectively.

4.	Investments in BioTime and OncoCyte

Investment in BioTime

BioTime common shares are included in available-for-sale securities at fair value in current assets in Asterias’ balance sheet as the shares are traded on NYSE: MKT (symbol “BTX”) and available for working capital purposes. As of March 31, 2017 and December 31, 2016, Asterias held 3,852,880 BioTime shares which are valued at $13.3 million and $13.9 million based on the closing price on that date, respectively.

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

The OncoCyte shares are included in available-for-sale securities at fair value in current assets in Asterias’ balance sheet as the shares are traded on NYSE: MKT (symbol “OCX”) and available for working capital purposes. As of March 31, 2017 and December 31, 2016, the OncoCyte shares are valued at $1.1 million and $1.4 million based on the OncoCyte closing prices on those respective dates.

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

The Cross-License and Share Transfer transaction was accounted for as transfer of assets between entities under common control and recorded at carrying value, with the resulting gain on transfer of approximately $1.8 million recorded by Asterias in equity as contributed capital from BioTime in accordance with, and pursuant to ASC 805-50, Transactions Between Entities Under Common Control. The transfer of assets was also a taxable transaction to Asterias generating a taxable gain of approximately $3.1 million as further discussed in Note 11.

6.	Intangible assets

Intangible assets net of accumulated amortization at March 31, 2017 and December 31, 2016 are shown in the following table (in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Intangible assets	$26,860	$26,860
Less- accumulated amortization	(9,402)	(8,730)
Intangible assets, net	$17,458	$18,130

Asterias recognized $672,000 in amortization expense of intangible assets during the three months ended March 31, 2017 and 2016, respectively.

7.	Common Stock and Warrants

As of March 31, 2017 and December 31, 2016, Asterias had outstanding 49,098,642 and 47,566,596 Series A Shares and no Series B Shares, respectively.

Common Stock Issuance

On March 28, 2017, Asterias entered into an amendment to its at-the-market (ATM) Sales Agreement, dated April 10, 2015, with MLV. The amendment to the Sales Agreement was entered into by Asterias, MLV and FBR Capital Markets & Co. (“FBR” and together with MLV, the “Agents”), which acquired MLV. Under the Sales Agreement, as amended, Asterias may issue and sell shares of its Series A common stock having an aggregate offering price of up to $25 million from time to time on or after March 28, 2017, through the Agents, subject to certain limitations, including the number of shares registered and available under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-215154) (the “Registration Statement”). For the quarter ended March 31, 2017, Asterias has sold approximately 1.4 million shares of Series A common stock for gross proceeds of $5.7 million.  For the quarter ended March 31, 2016, Asterias sold approximately 41,211 shares of Series A common stock for gross proceeds of $0.2 million.

In January 2017 and 2016, pursuant to a services agreement with Cell Therapy Catapult Services Limited, Asterias issued 59,189 and 78,133 shares of Asterias Series A common stock with a fair value of $274,000 and $325,000 respectively (see Note 12).

During the three months ended March 31, 2017, Asterias received approximately $5.7 million in gross proceeds from at-the-market transactions and issued 1.4 million shares of Asterias common stock.

Warrants classified as a liability

On May 13, 2016, as part of the Asterias Series A Common Stock Offering, Asterias issued 2,959,559 warrants (the “Asterias Offering Warrants”). The Asterias Offering Warrants have an exercise price of $4.37 per share and expire in five years of the issuance date, or May 13, 2021. The Asterias Offering Warrants also contain certain provisions in the event of a Fundamental Transaction, as defined in the warrant agreement governing the Asterias Offering Warrants (“Warrant Agreement”), that Asterias or any successor entity will be required to purchase, at a holder’s option, exercisable at any time concurrently with or within thirty days after the consummation of the fundamental transaction, the Asterias Offering Warrants for cash. This cash settlement will be in an amount equal to the value of the unexercised portion of such holder’s warrants, determined in accordance with the Black Scholes-Merton option pricing model as specified in the Warrant Agreement.

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

At March 31, 2017, based on a valuation performed on the Asterias Offering Warrants using the methodology described above, the fair value of the Asterias Offering Warrants liability was $5.7 million, resulting in Asterias recording an unrealized gain of $3.0 million for the quarter ended March 31, 2017, included in other income and expenses, net, in the statements of operations.

Warrants classified as equity

On March 30, 2016, Asterias’ board of directors declared a distribution of Asterias common stock purchase warrants to all Asterias shareholders other than BioTime, in the ratio of one warrant for every five shares of Asterias common stock owned of record as of the close of business on April 11, 2016. On April 25, 2016, Asterias distributed 3,331,229 warrants (the “Distribution Warrants”). The distribution of the Distribution Warrants was treated as a disproportionate distribution since, in accordance with the terms of the Share Transfer with BioTime, no warrants were distributed to BioTime. The Distribution Warrants are classified as equity, have an exercise price of $5.00 per share, and were set to expire on September 30, 2016. Asterias recorded the Distribution Warrants at a fair value of approximately $3.1 million with a noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity as of March 30, 2016 as the Distribution Warrants were deemed to be issued for accounting purposes on that date.

On September 19, 2016, Asterias extended the expiration date of the Distribution Warrants to February 15, 2017, no other terms were changed. As a result of the extension of the expiration date of these warrants, Asterias recorded a $2.0 million noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity for the year ended December 31, 2016.  On February 3, 2017, Asterias extended the expiration date of the Distribution Warrants to September 29, 2017. As a result of this extension, Asterias recorded a $1.7 million noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity for the quarter ended March 31, 2017.

In connection with the warrant distribution to shareholders discussed above, 350,000 warrants with an exercise price of $5.00 per share held by Romulus Films, Ltd. were adjusted to become exercisable into 409,152 shares at an exercise price of $4.28 per share (the “Romulus Warrants”). These warrants had an original expiration date of September 30, 2016. On September 19, 2016, Asterias extended the expiration date of the Romulus Warrants to February 15, 2017, no other terms were changed. As a result of the extension of the expiration date of these warrants, Asterias recorded a $0.2 million noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity for the year ended December 31, 2016. On February 3, 2017, Asterias extended the expiration date of the Romulus Warrants to September 29, 2017. As a result of this extension of the expiration date of these warrants, Asterias recorded a $0.3 million noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity for the quarter ended March 31, 2017.

8.	Stock-Based Compensation

The following table shows the stock-based compensation expenses included in the operating expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, (Unaudited)
	2017	2016
Research and development	$924	$724
General and administrative	793	884
Total stock-based compensation expense	$1,717	$1,608

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions in the following table:

	Three Months Ended March 31, (Unaudited)
	2017	2016
Expected life (in years)	5.39	5.77
Risk-free interest rates	1.95%	1.39%
Volatility	75.51%	75.08%
Dividend yield	0%	0%

The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. A dividend yield of zero is applied since Asterias has not historically paid dividends and does not expect to pay dividends in the foreseeable future. The expected volatility is based upon the volatility of Asterias’ own trading stock and a group of publicly traded industry peer companies. The expected term of options granted is derived from using the simplified method under SEC Staff Accounting Bulletin Topic 14.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Asterias had made different assumptions, its stock-based compensation expense, and net loss for the three months ended March 31, 2017 and 2016, may have been significantly different.

9.	Commitments and Contingencies

Development and Manufacturing Services Agreement

On August 3, 2016, Asterias entered into a Development and Manufacturing Services Agreement (the “Services Agreement”) with Cognate BioServices, Inc. (“Cognate”), a fully-integrated contract bioservices organization providing development and current Good Manufacturing Practice (“cGMP”) manufacturing services to companies and institutions engaged in the development of cell-based products.

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

The Services Agreement will expire on the later of (a) August 3, 2019; or (b) the completion of all services contracted for by the parties in the Statements of Work under the Services Agreement prior to August 3, 2019. The term of the Services Agreement and any then pending Statements of Work thereunder may be extended by Asterias continuously for additional two-year periods upon written notice to Cognate with at least thirty days prior to the expiration of the then-current term.

The Services Agreement provides certain termination rights to each party and customary provisions relating to indemnity, confidentiality and other matters. Asterias incurred $207,000 of expense to Cognate pursuant to the Services Agreement for the three months ended March 31, 2017.

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

As of March 31, 2017 and December 31, 2016, the landlord liability was $3.9 million and $4.0 million and the deferred rent liability was $281,000 and $266,000, respectively.

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

Indemnification

In the normal course of business, Asterias may provide indemnifications of varying scope under Asterias’ agreements with other companies or consultants, typically Asterias’ clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Asterias will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Asterias’ products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Asterias products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Asterias could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Asterias has not been subject to any claims or demands for indemnification. Asterias also maintains various liability insurance policies that limit Asterias’ exposure. As a result, Asterias believes the fair value of these indemnification agreements is minimal. Accordingly, Asterias has not recorded any liabilities for these agreements as of March 31, 2017 and December 31, 2016.

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

The Use Fee is determined and invoiced to Asterias on a quarterly basis for each calendar quarter of each calendar year. If the Shared Services Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Services Agreement. Each invoice is payable in full by Asterias within 30 days after receipt. Any invoice or portion thereof not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from Asterias funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of Asterias.

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

The Shared Services Agreement was renewed through December 31, 2017.  The term of the Shared Services Agreement will automatically be renewed and the termination date will be extended for an additional year each year, unless either party gives the other party written notice stating that the Shared Services Agreement will terminate on December 31 of that year.

BioTime allocated $31,000 and $187,000 of general overhead expenses to Asterias during the three months ended March 31, 2017, and 2016, respectively.  At March 31, 2017, Asterias had no net payable to BioTime under the Shared Services Agreement.

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

Management believes that the Asterias net operating losses generated during the three months ended March 31, 2017 will result in no income tax benefits in the current year due to the full valuation allowance on its net deferred tax assets for the year ended December 31, 2016 and a full valuation allowance expected on its net deferred tax assets for the year ending December 31, 2017.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Asterias established a full valuation allowance as of December 31, 2016 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

A deferred federal income tax benefit of approximately $902,000 was recorded for the three months ended March 31, 2016 as Asterias had no valuation allowance on its deferred tax assets as of December 31, 2015. Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property and available for sale securities held in BioTime and OncoCyte common stock.

As discussed in Note 5, in connection with the Cross-License and Share Transfer transaction completed on February 16, 2016, the transfer of assets was a taxable transaction to Asterias generating a taxable gain of approximately $3.1 million. Asterias had sufficient current year losses from operations to offset the entire gain resulting in no income taxes due. As the transfer of assets and the resulting taxable gain is due to a direct effect of transactions between the former parent company, BioTime, and its former subsidiary, Asterias recorded the tax effect of this gain through equity in accordance with ASC 740-20-45-11(g).

12.	License and Royalty Obligations

Services Agreement with Cell Therapy Catapult Services Limited

In October 2015, Asterias entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property and will develop a scalable manufacturing and differentiation process for Asterias’ human embryonic stem cell derived dendritic cell cancer vaccine development program. In consideration for the license and Catapult’s performance of services, at the time of the Services Agreement Asterias agreed to make aggregate payments of up to GBP £4,350,000 over the next five years (approximately $5.4 million based on the foreign currency exchange rate on March 31, 2017). At the option of Asterias, up to GBP £3,600,000 (approximately $4.5 million based on the foreign currency exchange rate on March 31, 2107) of such payments may be settled in shares of Asterias Series A Common Stock instead of cash. If Asterias elects to pay for the services in stock and Catapult is unable to sell the stock in the market within 60 days of issuance, after reasonable and diligent efforts through its broker, Catapult may request that the unsold portion of the stock payment, if any, be paid by Asterias in cash at a value equal to approximately 91% of the total amount that was issued in stock. This right by Catapult to put the unsold shares back to Asterias for cash expires the earlier to occur of the sale of the stock in the market or after 60 days of issuance.

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

In January 2017 and 2016, pursuant to the Services Agreement, Asterias issued 59,189 and 78,133 shares of Asterias Series A Common Stock with a fair market values of $274,000 and $325,000 at the time of issuance which Asterias reclassified into permanent equity. For the three months ended March 31, 2017 and 2016, in connection with payments under the Services Agreement, Asterias expensed as stock-based compensation for services in lieu of cash of $274,000 and $325,000, respectively. Additionally, for the three months ended March 31, 2017 and 2016 we expensed $94,000 and $112,000, respectively which was paid in cash.

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

Asterias received initial payment from CIRM in the amount of $917,000 during October 2014 and had received $12.8 million through December 31, 2016. For the three months ended March 31, 2017, we have not received any payment under the CIRM grant with approximately $1.5 million expected upon further clinical milestone achievements. Deferred grant income relating to the CIRM grant were $0.3 million and $2.2 million at March 31, 2017 and December 31, 2016, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Asterias may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Asterias’ estimates change and readers should not rely on those forward-looking statements as representing Asterias’ views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Asterias can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Asterias. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of Asterias’ Form 10-K for the year ended December 31, 2016.

The following discussion should be read in conjunction with Asterias’ interim condensed financial statements and the related notes provided under “Item 1- Financial Statements” above.

Company Overview

Asterias is a biotechnology company focused on the emerging fields of cell therapy and regenerative medicine. Asterias has two core technology platforms. The first is a type of stem cell capable of becoming all of the cell types in the human body, a property called pluripotency. The second is the use of a cell type called “dendritic cells” to teach cancer patients’ immune systems to attack their tumors. Asterias currently has three clinical stage programs based on these platforms: AST-OPC1 is a therapy derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries; AST-VAC1 is a patient-specific cancer immunotherapy using dendritic cells being evaluated by Asterias in Acute Myeloid Leukemia (AML); and AST-VAC 2 is a non-patient specific cancer immunotherapy using dendritic cells for which the initiation of a Phase 1/2a clinical trial in non-small cell lung cancer is planned for the first half of 2017.  Asterias’ technology platforms have the potential for application in additional indications, such as advanced multiple sclerosis and white matter stroke for AST-OPC1 and other additional cancer indications for our cancer immunotherapy platform. Asterias was incorporated in Delaware on September 24, 2012.

Recent Developments

Below are recent updates regarding Asterias’ clinical programs:

•
In March 2017, Asterias announced updated interim efficacy data from the Phase 1/2a dose escalation trial for AST-OPC1 (the “SciStar study”).  The updated results were on the patients who were enrolled and dosed in the SciStar study’s AIS-A 10 million-cell cohort (Cohort 2), and included the following observations:

o
Upper Extremity Motor Score - For the six patients dosed in Cohort 2, all six patients (100%) saw their early improvements in upper extremity motor score (“UEMS”) at 3 months maintained or further increased through their most recent data point (6 months or 9 months, depending on the most recent data available for each patient).

o
Motor Level Improvement - For the six patients in Cohort 2, all six patients (100%) have achieved at least a one motor level improvement (using the ISNCSCI scale) over baseline on at least one side, and two of six (33%) have achieved two motor levels over baseline on at least one side, with one of these patients achieving a two-motor level improvement on both sides.

o
Matched Historical Control Data - Asterias and other key experts in the spinal cord injury field have developed a set of matched historical control data for both UEMS and Motor Level Improvement to document expected spontaneous recovery in untreated patients for comparison to results seen in patients treated with AST-OPC1.  The key results from this analysis showed a meaningful difference in the motor function recovery seen to date in the six patients treated with the 10 million cell dose of AST-OPC1.

o
Safety - The trial results from the SciStar study continued to reveal a positive safety profile for AST-OPC1. There have been no serious adverse events related to AST-OPC1 and data from the study indicate that AST-OPC1 can be safely administered to patients in the subacute period after severe cervical spinal cord injury.

•
On April 25, 2017, Asterias announced that following a regularly scheduled interim review of safety data from its SciStar study, the SciStar study's Data Monitoring Committee recommended continuation of enrollment for the 10 million cell and 20 million cell dose cohorts, as planned.

●
On May 11, 2017, Asterias announced new positive serial magnetic resonance imaging (MRI) data from its SciStar study. The MRI results are supportive of the extensive pre-clinical data on AST-OPC1 showing that AST-OPC1 cells durably engraft and help prevent cavitation at the injury site. Cavitation is a destructive process that occurs within the spinal cord following spinal cord injuries, and typically results in permanent loss of a patient's motor function.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of three months ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016 we recorded net loss of $6.4 million and $10.3 million, respectively.

Revenues

The following table shows certain information about our revenues for the three months ended March 31, 2017 and 2016 (in thousands, except for percentages):

	Three Months Ended March 31,		$ Increase (Decrease)		% Increase (Decrease)
	2017	2016
Grant Income	$1,894	$1,487	$	+ 407	+ 27%
Royalties from product sales	116	107		+ 9	+ 8%
Total revenues	2,010	1,594		+ 416	+ 26%
Cost of sales	(53)	(53)		-	-%
Gross profit	$1,957	$1,541	$	+ 416	+ 27%

Our royalty revenues from product sales is entirely from non-exclusive license agreements with Stem Cell Technologies, Inc., Corning Life Science, Life Tech, and Millipore which we assumed as part of consideration received from Geron under the 2013 Asset Contribution Agreement.

Grant income in 2016 is entirely from CIRM which awarded us a $14.3 million grant for clinical development of AST-OPC1. We received our first payment from CIRM in the amount of $917,000 during October 2014 and had received $12.8 million through December 31, 2016. For the three months ended March 31, 2017, we have not received any payment under the CIRM grant with approximately $1.5 million expected upon further clinical milestone achievements. Revenues recognized under the CIRM grant during the three months ended March 31, 2017 and 2016 were $1.9 and $1.5 million, respectively.

Operating Expenses

The following table shows our operating expenses for the three months ended March 31, 2017 and 2016 (in thousands, except for percentages):

	Three Months Ended March 31,		$ Increase/ (Decrease)		% Increase/ Decrease
	2017	2016
Research and development expenses	$6,598	$6,343	$	+255	+4%
General and administrative expenses	4,466	6,290		-1,824	-29%

Research and development expenses – Research and development expenses increased $0.3 million to $6.6 million for the three months ended March 31, 2017 compared to $6.3 million for the three months ending March 31, 2016. This increase was largely associated with our AST-OPC1 clinical trial and AST-OPC1-related manufacturing planning expenses.

General and administrative expenses – General and administrative expenses decreased by approximately $1.8 million to $4.5 million for the three months ended March 31, 2017 compared to $6.3 million for the same period in 2016. The decrease in general and administrative expense is primarily attributable to the following: a decrease of $1.1 million in shareholder warrant distribution expense related to revaluing warrants outstanding, a decrease of $0.6 million in salaries due to severance paid to two executives in 2016, and a decrease of $0.2 million paid to consultants related to a decrease in stock awards paid to consultants and less consultants overall.

Other income/(expenses), net

Other income/(expense), net – Other expenses, net, in 2017 and 2016 consists primarily of the change in fair value for the warrants classified as liabilities.

Income Taxes

Management believes that the Asterias net operating losses generated during the three months ended March 31, 2017 will result in no income tax benefits in the current year due to the full valuation allowance as of December 31, 2016 and a full valuation allowance expected on its net deferred tax assets for the year ending December 31, 2017.

A deferred federal income tax benefit of approximately $902,000 was recorded for the three months ended March 31, 2016 as Asterias had no valuation allowance on its deferred tax assets as of December 31, 2015. Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property and available for sale securities held in BioTime and OncoCyte common stock.

Liquidity and Capital Resources

At March 31, 2017, we had $18.1 million of cash and cash equivalents on hand, held 3,852,880 BioTime common shares and 192,644 shares of OncoCyte common stock, with a market value of $13.3 million and $1.1 million, respectively. We may raise capital from time to time through the sale of our Series A Shares or other securities, and our BioTime or OncoCyte common shares. We may sell our Series A Shares or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), including in at-the-market transactions, or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We may also sell some or all of our BioTime common shares and OncoCyte common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of our Series A Shares, our BioTime common shares, OncoCyte common shares or other securities. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell our Series A Shares, our BioTime common shares, OncoCyte common shares or other securities in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

On March 28, 2017, Asterias entered into an amendment to its at-the-market (ATM) Sales Agreement, dated April 10, 2015, with MLV. The amendment to the Sales Agreement was entered into by Asterias, MLV and FBR Capital Markets & Co. (“FBR” and together with MLV, the “Agents”), which acquired MLV. Under the Sales Agreement, as amended, Asterias may issue and sell shares of its Series A common stock having an aggregate offering price of up to $25 million from time to time on or after March 28, 2017, through the Agents, subject to certain limitations, including the number of shares registered and available under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-215154) (the “Registration Statement”). For the quarter ended March 31, 2017, Asterias has sold approximately 1.4 million shares of Series A common stock for gross proceeds of $5.7 million.  For the quarter ended March 31, 2016, Asterias sold approximately 41,211 shares of Series A common stock for gross proceeds of $0.2 million.

We plan to use the proceeds and other cash we have available for general corporate purposes, including to fund our ongoing clinical programs, to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses.

Since inception, we have incurred net losses and have funded our operations primarily through issuance of equity securities, warrants, payments from research grants, royalties from product sales, and the support from BioTime. At March 31, 2017 we had an accumulated deficit of $90.0 million, working capital of $31.3 million and stockholders’ equity of $44.5 million. We have evaluated our projected cash flows and believe that our cash and cash equivalents of $18.1 million as of March 31, 2017 and our available-for- sale securities of $14.4 million as of March 31, 2017 will be sufficient to fund our operations through at least the next twelve months from the issuance date of these financial statements.

During the three months ended March 31, 2017, our total research and development expenditures were $6.6 million and our general and administrative expenses were $4.5 million. Our sources of cash during 2017 primarily consisted of $5.7 million from sales of our equity securities. As of March 31, 2017 and December 2016, we had a working capital surplus of $31.3 million and $30.9 million, respectively.

Cash used in operations

Net cash used in operating activities during the three months ended March 31, 2017 amounted to $7.2 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to the following noncash items: Asterias Warrants classified as equity noncash expense in the amount of $2.0 million related to the modification of expiration date, stock-based compensation of $1.7 million,  $672,000 in amortization of intangible assets, $274,000 of stock issued in lieu of cash to a contract vendor and $279,000 in depreciation  and amortization expense offset by $3.0 million in noncash decrease on the Asterias Offering Warrants classified as a liability. The remaining $2.9 million is associated with changes in our operating assets and liabilities, of which $1.9 million is associated with decreases in our deferred grant income and $1.1 million is associated with decreases in accounts payable and other accrued liabilities.

Investing and financing activities

During the three months ended March 31, 2017, we used $14,000 to purchase equipment which was offset by a $25,000 receipt of security deposit.

During the three months ended March 31, 2017, Asterias raised approximately $5.7 million in gross proceeds under its ATM from the sale of 1,370,809 shares of its common stock at a weighted average price of $4.14 per share.

Contractual Obligations

As of March 31, 2017, there were no material changes to the contractual obligations information in Item 7 in our Annual Report on Form 10-K filed with the SEC on March 28, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Asterias’ qualitative and quantitative market risk since the disclosure in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2016, except as follows.

Available-for-sale securities at fair value

We hold 3,852,880 BioTime common shares and 192,644 shares of OncoCyte common stock at fair value; therefore, our available for sale investment values are subject to changes in the stock price of BioTime and OncoCyte. BioTime common stock trades on the NYSE MKT under the ticker “BTX” and OncoCyte common stock trades on the NYSE MKT under the ticker “OCX”. As of March 31, 2017, the 52-week high/low stock price per share range for BioTime and OncoCyte shares were $2.26 - $4.01 and $3.10 - $7.95, respectively.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2016 and subsequent reports on Form 8-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Numbers		Description

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	XBRL Instance Document
101.INS	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: May 11, 2017	/s/ Stephen L. Cartt
Stephen L. Cartt
President and Chief Executive Officer

Date: May 11, 2017	/s/ Ryan Chavez
Ryan Chavez
Chief Financial Officer