Form 10-Q
period 2017-09-30
Asterias Biotherapeutics, Inc.
filed 2017-11-14
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,151,142 shares of Series A Common Stock, $0.0001 par value, as of November 8, 2017.

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

Item 1.	Financial Statements

 ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

	September 30, 2017 (unaudited)	December 31, 2016 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,620	$19,800
Available-for-sale securities, at fair value	12,095	15,269
Prepaid expenses and other current assets	1,214	1,921
Total current assets	21,929	36,990

NONCURRENT ASSETS
Intangible assets, net	16,116	18,130
Property, plant and equipment, net	4,760	5,475
Other assets	515	415
TOTAL ASSETS	$43,320	$61,010

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to BioTime, Inc.	$-	$288
Accounts payable	311	1,076
Accrued expenses	2,058	2,495
Capital lease liability, current	7	7
Deferred grant income	-	2,185
Total current liabilities	2,376	6,051

LONG-TERM LIABILITIES
Warrant liability	5,262	8,665
Capital lease liability, noncurrent	16	20
Deferred rent liability	310	266
Lease liability	3,624	3,980
TOTAL LIABILITIES	11,588	18,982

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000 Series A Common Stock and 75,000 Series B Common Stock; 49,950 and 47,467 shares Series A Common Stock issued and outstanding at September 30, 2017 and December 31, 2016, respectively; no Series B Common Stock issued and outstanding at September 30, 2017 and December 31, 2016	5	5
Additional paid-in capital	141,132	126,829
Accumulated other comprehensive loss	(3,853)	(1,078)
Accumulated deficit	(105,552)	(83,728)
Total stockholders’ equity	31,732	42,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,320	$61,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Grant income	$1,526	$1,858	$3,711	$4,865
Royalties from product sales	162	218	303	337
Total revenue	1,688	2,076	4,014	5,202
Cost of sales	(81)	(59)	(151)	(118)
Gross profit	1,607	2,017	3,863	5,084

EXPENSES
Research and development	(6,624)	(5,232)	(20,206)	(17,594)
General and administrative	(2,046)	(4,210)	(8,360)	(13,081)
Total operating expenses	(8,670)	(9,442)	(28,566)	(30,675)

Loss from operations	(7,063)	(7,425)	(24,703)	(25,591)

OTHER INCOME/(EXPENSE)
Gain/(loss) from change in fair value on warrant liability	506	(3,995)	3,404	(2,368)
Interest expense, net	(112)	(128)	(351)	(413)
Other expense, net	(140)	(2)	(174)	(27)
Total other income (expense), net	254	(4,125)	2,879	(2,808)

LOSS BEFORE INCOME TAX BENEFIT	(6,809)	(11,550)	(21,824)	(28,399)

Deferred income tax benefit	-	902	-	2,255

NET LOSS	$(6,809)	$(10,648)	$(21,824)	$(26,144)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.24)	$(0.44)	$(0.63)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	49,771	45,193	49,110	41,588

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET LOSS	$(6,809)	$(10,648)	$(21,824)	$(26,144)
Other comprehensive loss:
Unrealized (loss)/gain on available-for-sale securities	(764)	4,715	(2,892)	(782)
Realized loss on available-for-sale securities	118	-	118	-
Subtotal available-for-sale securities	(646)	4,715	(2,774)	(782)
COMPREHENSIVE LOSS	$(7,455)	$(5,933)	$(24,598)	$(26,926)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,824)	$(26,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	840	909
Stock-based compensation	3,615	3,648
Amortization of intangible assets	2,014	2,014
Deferred income tax benefit	-	(2,255)
Common stock issued for services in lieu of cash	858	644
Gain (loss) from change in fair value of warrant liability	(3,404)	2,368
Distribution of Asterias warrants to shareholders other than BioTime, Inc.	2,042	5,285
Loss on sale of available-for-sale securities	118	-
Loss on disposal of fixed assets	112	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13	(955)
Other assets	595	8
Accounts payable	(765)	(107)
Accrued expenses and other current liabilities	(725)	625
Deferred rent liability	44	73
Lease liability	-	166
Deferred grant income	(2,185)	(1,121)
Amount due to BioTime, Inc.	-	(233)
Net cash used in operating activities	(18,652)	(15,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(237)	(643)
Proceeds from the sale of available-for-sale securities	281	-
Reimbursement of security deposit	-	31
Net cash provided by/(used in) investing activities	44	(612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	5	20,199
Financing costs for sale of common stock and warrants	-	(1,895)
Proceeds from sale of common shares under at-the-market transactions	8,003	2,149
Financing costs for at-the-market sales	(238)	(74)
Proceeds from exercise of stock options	18	1,933
Repayment of lease liability and capital lease obligation	(360)	(315)
Shares retired to pay for employees’ taxes	-	(134)
Reimbursement from landlord on construction in progress	-	567
Net cash provided by financing activities	7,428	22,430

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(11,180)	6,743
CASH AND CASH EQUIVALENTS:
At beginning of period	19,800	11,183
At end of period	$8,620	$17,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation and Liquidity

Asterias Biotherapeutics, Inc. (“Asterias”) is a biotechnology company focused on the emerging fields of regenerative medicine and cancer immunotherapy. Asterias has two core technology platforms. The first is a type of stem cell capable of becoming all of the cell types in the human body, a property called pluripotency. The second is a type of cell called “dendritic cells” used to teach cancer patients’ immune systems to attack their tumors. Asterias currently has three clinical stage programs based on these platforms: AST-OPC1 is a therapy derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries; AST-VAC1 is a patient-specific cancer immunotherapy for Acute Myeloid Leukemia (AML); and AST-VAC2 is a non-patient specific cancer immunotherapy for which our research partner Cancer Research UK is planning for the initiation of a Phase 1 clinical trial in non-small cell lung cancer. Asterias was incorporated in Delaware on September 24, 2012.

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

Liquidity – Since inception, Asterias has incurred operating losses and has funded its operations primarily through issuance of equity securities, warrants, payments from research grants, and royalties from product sales. On October 18, 2017, Asterias completed a registered offering of its Series A common stock, pursuant to which it raised $10.4 million in gross proceeds (see Note 14). At September 30, 2017, Asterias had an accumulated deficit of $105.6 million, working capital of $19.6 million and stockholders’ equity of $31.7 million. Asterias has evaluated its projected cash flows and believes that its cash and cash equivalents of $8.6 million and available-for-sale securities of $12.1 million as of September 30, 2017, as supplemented by the $10.4 million in gross proceeds from the recent offering, will be sufficient to fund Asterias’ operations through at least twelve months from the issuance date of these financial statements. If the value of Asterias’ available-for-sale securities decreases or it is unable to obtain adequate future financing for its clinical trials, it may be required to delay, postpone, or cancel its clinical trials, limit the number of clinical trial sites, or otherwise reduce or curtail its operations. Future financings may not be available to Asterias at acceptable terms, or at all. Sales of additional equity securities would result in the dilution of interests of current shareholders.

2.	Summary of Significant Accounting Policies

Basic and diluted net loss per share – The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2017	2016	2017	2016
Net loss	$(6,809)	$(10,648)	$(21,824)	$(26,144)
Weighted average common shares outstanding – basic and diluted	49,771	45,193	49,110	41,588
Net loss per share – basic and diluted	$(0.14)	$(0.24)	$(0.44)	$(0.63)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2017	2016	2017	2016
Stock options and restricted stock units	7,272	6,349	7,272	6,349
Warrants	2,813	6,699	2,813	6,699

Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided for the adoption of the new standard for fiscal years beginning after December 15, 2017. Accordingly, ASU No. 2014-09 is effective for the Company in the first quarter of 2018. Upon adoption, ASU No. 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The FASB has also issued the following standards which clarify ASU No. 2014-09 and have the same effective date as the original standard:

•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);
•	ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606);
•
ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016, EITF Meeting;

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and
•	ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements.

The Company expects to adopt ASU 2014-09 effective January 1, 2018, using the modified retrospective transition method. The Company has performed an initial analysis of areas that will be impacted by the new guidance and is currently evaluating the effect that the new standard will have on its internal processes, financial statements, and related disclosures.

While the Company continues to assess all potential impacts under ASU 2014-09, recognition of the Company’s revenue under the new standard is expected to be materially consistent with the Company’s current revenue recognition policy. The new standard is not expected to materially impact the timing or amounts of revenue recognized.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting to clarify the scope of modification accounting for share-based compensation. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The new authoritative guidance will be effective for public business entities in fiscal years beginning after December 15, 2017. The authoritative guidance will be effective for the Company beginning in fiscal year 2018 as the Company decided not to early adopt it in fiscal year 2018. The Company is currently evaluating the impact of this new authoritative guidance on its financial statements.

3.	Balance Sheet Components

Property, plant and equipment, net

As of September 30, 2017 and December 31, 2016, property, plant and equipment consisted of the following (in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Furniture, fixtures and leasehold improvements	$5,274	$5,421
Computers, machinery and equipment	2,060	2,545
	7,334	7,966
Less - accumulated depreciation and amortization	(2,574)	(2,491)
Property, plant and equipment, net	$4,760	$5,475

Depreciation expense for the three and nine months ended September 30, 2017 was $285,000 and $840,000, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $304,000 and $909,000, respectively.

During the quarter ended September 30, 2017, the Company performed a periodic review of its fixed assets and identified certain fixed assets that were no longer in use or impaired. As of September 30, 2017 the Company disposed of $112,000 in fixed assets (net of accumulated depreciation of $757,000). For the nine months ended September 30, 2017, the Company recognized non-cash impairment losses of $98,000 and $14,000, respectively, which are included in research and development and general and administrative expense in the condensed statements of operations.

4.	Investments in BioTime and OncoCyte

Investment in BioTime

BioTime common shares are included in current assets in Asterias’ balance sheet as available-for-sale securities recorded at fair value as the shares are traded on NYSE American (symbol “BTX”) and available for working capital purposes. During the quarter and nine months ended September 30, 2017, Asterias sold 106,331 of its BTX shares at a weighted-average price of $2.81. As of September 30, 2017 and December 31, 2016, Asterias held 3,746,549 and 3,852,880 of BioTime shares, respectively, which were valued at $10.6 million and $13.9 million, respectively based on the closing price on those respective dates.

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

The OncoCyte shares are included in current assets in Asterias’ balance sheet as available-for-sale securities recorded at fair value as the shares are traded on NYSE American (symbol “OCX”) and available for working capital purposes. As of September 30, 2017 and December 31, 2016, the OncoCyte shares were valued at $1.5 million and $1.4 million based on the OncoCyte closing prices on those respective dates.

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

6.	Intangible Assets

Intangible assets net of accumulated amortization at September 30, 2017 and December 31, 2016 are shown in the following table (in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Intangible assets	$26,860	$26,860
Less- accumulated amortization	(10,744)	(8,730)
Intangible assets, net	$16,116	$18,130

Asterias recognized $672,000 and $2.0 million in amortization expense of intangible assets during the three and nine months ended September 30, 2017 and 2016, respectively.

7.	Common Stock and Warrants

As of September 30, 2017 and December 31, 2016, Asterias had outstanding 49,949,587 and 47,466,596 Series A Shares and no Series B Shares, respectively.

Common Stock Issuance

 On March 28, 2017, Asterias entered into an amendment to its at-the-market (ATM) Sales Agreement, dated April 10, 2015, with MLV. The amendment to the Sales Agreement was entered into by Asterias, MLV and FBR Capital Markets & Co. (“FBR” and together with MLV, the “Agents”), which acquired MLV. Under the Sales Agreement, as amended, Asterias may issue and sell shares of its Series A common stock having an aggregate offering price of up to $25 million from time to time on or after March 28, 2017, through the Agents, subject to certain limitations, including the number of shares registered and available under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-215154) (the “Registration Statement”). For the nine months ended September 30, 2017, Asterias has sold approximately 2.0 million shares of Series A common stock for gross proceeds of $8.0 million. For the nine months ended September 30, 2016, Asterias sold 509,897 shares of Series A common stock for gross proceeds of approximately $2.1 million.

For the nine months ended September 30, 2017 and 2016, pursuant to a services agreement with Cell Therapy Catapult Services Limited, Asterias issued 217,193 and 142,020 shares of Asterias Series A common stock with a fair value of $858,000 and $644,000 respectively (see Note 12).

Warrants classified as a liability

On May 13, 2016, as part of the Asterias Series A Common Stock Offering, Asterias issued 2,959,559 warrants (the “Asterias Offering Warrants”). The Asterias Offering Warrants have an exercise price of $4.37 per share and expire in five years of the issuance date, or May 13, 2021. The Asterias Offering Warrants also contain certain provisions in the event of a Fundamental Transaction, as defined in the warrant agreement governing the Asterias Offering Warrants (“Warrant Agreement”), that Asterias or any successor entity will be required to purchase, at a holder’s option, exercisable at any time concurrently with or within thirty days after the consummation of the fundamental transaction, the Asterias Offering Warrants for cash. This cash settlement will be in an amount equal to the value of the unexercised portion of such holder’s warrants, determined in accordance with the Black-Scholes option pricing model as specified in the Warrant Agreement.

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

At September 30, 2017, based on a valuation performed on the Asterias Offering Warrants using the methodology described above, the fair value of the Asterias Offering Warrants liability was $5.3 million, resulting in Asterias recording an unrealized gain of $0.5 million and $3.4 million for the three and nine months ended September 30, 2017, respectively included in other income and expenses, net, in the statements of operations.

Warrants classified as equity

On March 30, 2016, Asterias’ board of directors declared a distribution of Asterias common stock purchase warrants to all Asterias shareholders other than BioTime, in the ratio of one warrant for every five shares of Asterias common stock owned of record as of the close of business on April 11, 2016. On April 25, 2016, Asterias distributed 3,331,229 warrants (the “Distribution Warrants”). The distribution of the Distribution Warrants was treated as a disproportionate distribution since, in accordance with the terms of the Share Transfer with BioTime, no warrants were distributed to BioTime. The Distribution Warrants are classified as equity, have an exercise price of $5.00 per share, and were set to expire on September 30, 2016. Asterias recorded the Distribution Warrants at a fair value of approximately $3.1 million with a non-cash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity as of March 30, 2016 as the Distribution Warrants were deemed to be issued for accounting purposes on that date.

On September 19, 2016, Asterias extended the expiration date of the Distribution Warrants to February 15, 2017, no other terms were changed. As a result of the extension of the expiration date of these warrants, Asterias recorded a $2.0 million non-cash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity for the year ended December 31, 2016. On February 3, 2017, Asterias extended the expiration date of the Distribution Warrants to September 29, 2017. As a result of this extension, Asterias recorded a $1.7 million non-cash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity for the quarter ended March 31, 2017. On September 29, 2017, the unexercised Distribution Warrants that would have otherwise resulted in the issuance of 3,328,033 shares of Asterias common stock expired.

In connection with the warrant distribution to shareholders discussed above, 350,000 warrants with an exercise price of $5.00 per share held by Romulus Films, Ltd. were adjusted to become exercisable into 409,152 shares at an exercise price of $4.28 per share (the “Romulus Warrants”). These warrants had an original expiration date of September 30, 2016. On September 19, 2016, Asterias extended the expiration date of the Romulus Warrants to February 15, 2017, no other terms were changed. As a result of the extension of the expiration date of these warrants, Asterias recorded a $0.2 million non-cash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity for the year ended December 31, 2016. On February 3, 2017, Asterias extended the expiration date of the Romulus Warrants to September 29, 2017. As a result of this extension of the expiration date of these warrants, Asterias recorded a $0.3 million non-cash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity for the quarter ended March 31, 2017. On September 29, 2017, the unexercised Romulus Warrants that would have otherwise resulted in the issuance of 409,152 shares of Asterias common stock expired.

8.	Stock-Based Compensation

The following table shows the stock-based compensation expenses included in the operating expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2017	2016	2017	2016
Research and development	$517	$638	$1,944	$1,994
General and administrative	389	534	1,671	1,654
Total stock-based compensation expense	$906	$1,172	$3,615	$3,648

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions in the following table:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2017	2016	2017	2016
Expected life (in years)	6.08	6.08	5.76	5.87
Risk-free interest rates	1.85%	1.23%	1.88%	1.32%
Volatility	73.31%	75.21%	74.73%	75.61%
Dividend yield	0%	0%	0%	0%

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

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Asterias had made different assumptions, its stock-based compensation expense, and net loss for the three and nine months ended September 30, 2017 and 2016, may have been significantly different.

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

On August 16, 2017, the Company amended SOW 1 (“Amended SOW 1”) and entered into a Statement of Work 1.5 (“SOW 1.5”) with Cognate to modify the timing of certain process development studies being performed by Cognate under the Services Agreement. Under Amended SOW 1 and SOW 1.5, Cognate will perform certain process development studies initially contemplated by SOW 1 under SOW 1.5 after Cognate has completed the activities under Amended SOW 1 and the Company provides written notice to commence the activities under SOW 1.5.

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

The Services Agreement provides certain termination rights to each party and customary provisions relating to indemnity, confidentiality and other matters. Asterias incurred $112,000 and $536,000 of expense to Cognate pursuant to the Services Agreement for the three and nine months ended September 30, 2017.

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

As of September 30, 2017 and December 31, 2016, the landlord lease liability was $3.6 million and $4.0 million and the deferred rent liability was $310,000 and $266,000, respectively.

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

Indemnification

In the normal course of business, Asterias may provide indemnifications of varying scope under Asterias’ agreements with other companies or consultants, typically Asterias’ clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Asterias will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Asterias’ products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Asterias products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Asterias could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Asterias has not been subject to any claims or demands for indemnification. Asterias also maintains various liability insurance policies that limit Asterias’ exposure. As a result, Asterias believes the fair value of these indemnification agreements is minimal. Accordingly, Asterias has not recorded any liabilities for these agreements as of September 30, 2017 and December 31, 2016.

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

BioTime allocated $117,000 and $683,000 of general overhead expenses to Asterias during the nine months ended September 30, 2017, and 2016, respectively. At September 30, 2017, Asterias had no net payable to BioTime under the Shared Services Agreement.

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

Management believes that the Asterias net operating losses generated during the three and nine months ended September 30, 2017 will result in no income tax benefit or provision in the current year due to the full valuation allowance on its net deferred tax assets for the year ended December 31, 2016 and a full valuation allowance expected on its net deferred tax assets for the year ending December 31, 2017.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Asterias established a full valuation allowance as of December 31, 2016 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

A deferred federal income tax benefit of approximately $2.2 million was recorded for the nine months ended September 30, 2016 as Asterias’ deferred tax liabilities exceeded their deferred tax assets and recorded no valuation allowance on its deferred tax assets. Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property and available-for-sale securities held in BioTime and OncoCyte common stock. For state income tax purposes Asterias has a full valuation allowance on its state deferred tax assets as of September 30, 2017 and December 31, 2016 and, accordingly, no state tax provision or benefit was recorded for any period presented.

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

Services Agreement with Cell Therapy Catapult Services Limited

In October 2015, Asterias entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property and will develop a scalable manufacturing and differentiation process for Asterias’ human embryonic stem cell derived dendritic cell cancer vaccine development program. In consideration for the license and Catapult’s performance of services, at the time of the Services Agreement Asterias agreed to make aggregate payments of up to GBP £4,350,000 over the period from October 2015 through January 2020 (approximately $5.8 million based on the foreign currency exchange rate on September 30, 2017). At the option of Asterias, up to GBP £3,600,000 (approximately $4.8 million based on the foreign currency exchange rate on September 30, 2017) of such payments historically may have been settled in shares of Asterias Series A Common Stock instead of cash. Prospectively, all payments due will be made in shares of Asterias Series A Common Stock. If Catapult is unable to sell the stock in the market within 60 days of issuance, after reasonable and diligent efforts through its broker, Catapult may request that the unsold portion of the stock payment, if any, be paid by Asterias in cash at a value equal to approximately 91% of the total amount that was issued in stock. This right by Catapult to put the unsold shares back to Asterias for cash expires the earlier to occur of the sale of the stock in the market or after 60 days of issuance.

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

In the nine months ended September 30, 2017 and 2016 Asterias paid $1.1 million and $1.4 million, respectively, for services pursuant to the Services Agreement. Asterias paid $295,000 and $710,000, respectively, in cash for these services and the remainder was paid with Asterias Series A Common Stock. Asterias issued 217,193 and 142,020 shares of Asterias Series A Common Stock with fair market values of $858,000 and $644,000 at the time of issuance which Asterias reclassified into permanent equity.

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

Asterias received an initial payment from CIRM in the amount of $917,000 during October 2014 and had received $12.8 million through December 31, 2016. In September 2017, we received the final $1.5 million payment under the CIRM grant which was due upon achievement of certain clinical milestones. We had no deferred grant income relating to the CIRM grant as of September 30, 2017 and deferred grant income relating to the CIRM grant was $2.2 million at December 31, 2016.

14.	Subsequent Events

On October 16, 2017, Asterias entered into a Securities Purchase Agreement with certain purchasers, pursuant to which Asterias agreed to issue and sell, in a registered direct offering, an aggregate of 4,000,000 shares of Series A common stock at an offering price of $2.60 per share. Asterias closed the registered direct offering on October 18, 2017. The gross proceeds from this sale were approximately $10.4 million, before deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

On November 2, 2017, we continued to make adjustments to our operating expenses as appropriate by reducing staffing allocated to non-clinical activities as a part of a broader effort to more closely align operating expenses with the Company’s primary goal of continuing to generate clinical data in our clinical stage programs which we believe are the activities that have the greatest potential to create value for shareholders over the next several years. The reduction in staffing will affect approximately 30 employees and will be completed in the fourth quarter of 2017. The Company expects to recognize approximately $0.6 million of pre-tax restructuring charges in the fourth quarter of 2017 in connection with the reduction in staffing, consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Asterias may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Asterias’ estimates change and readers should not rely on those forward-looking statements as representing Asterias’ views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Asterias can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Asterias. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of Asterias’ Form 10-K for the year ended December 31, 2016, as updated by the Form 10-Q for the quarter ended June 30, 2017.

The following discussion should be read in conjunction with Asterias’ interim condensed financial statements and the related notes provided under “Item 1- Financial Statements” above.

Company Overview

Asterias is a biotechnology company focused on the emerging fields of regenerative medicine and cancer immunotherapy. Asterias has two core technology platforms. The first is a type of stem cell capable of becoming all of the cell types in the human body, a property called pluripotency. The second is the use of a cell type called “dendritic cells” to teach cancer patients’ immune systems to attack their tumors.

Asterias currently has three clinical stage programs based on these platforms: AST-OPC1 is a therapy derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries; AST-VAC1 is a patient-specific cancer immunotherapy using dendritic cells which has completed a Phase 2 trial in the maintenance setting in Acute Myeloid Leukemia (AML); and AST-VAC2 is a non-patient specific cancer immunotherapy using dendritic cells for which our research partner Cancer Research UK is planning for the initiation of a Phase 1 clinical trial in non-small cell lung cancer. Asterias’ technology platforms have the potential for application in additional indications, such as advanced multiple sclerosis and white matter stroke for AST-OPC1 and other additional cancer indications for our cancer immunotherapy platform.

Recent Developments

AST-OPC1

In October 2017, Asterias announced 12 month follow-up data from the AIS-A 10 million cell cohort (“Cohort 2”) in its SCiStar Phase 1/2a clinical trial (the “SCiStar study”), and included the following observations:

•	Motor Level Improvement – Additional motor level improvement was seen in Cohort 2 at 12 months.
o
Four of six subjects (67%) achieved at least two motor levels of improvement over baseline on at least one side as of their latest follow-up visit through 12 months, which compares favorably to the rates of recovery at 9 months (50%) and at 3 months and 6 months (33%). Furthermore, the rate of recovery at 12 months is more than double the rates of recovery seen at 12 months in both matched historical controls (29%) and published data in a similar patient population (26%).

o
All six subjects (100%) achieved at least one motor level of improvement on both sides as of their latest follow-up through 12 months. This compares favorably to the matched historical controls, in which 74% of the subjects saw at least one motor level of improvement on at least one side of the body and thereby 26% of subjects saw no motor level improvement or got worse after their injury.

o
In addition, one patient (18%) achieved three motor levels of improvement on one side as of his 12-month follow-up visit. In the matched historical controls, 8% of subjects achieved three or more motor levels of improvement on at least one side at 12 months.

•
Upper Extremity Motor Score – Additional improvement in the average UEMS score for Cohort 2 was observed at 12 months. The average UEMS improvement for Cohort 2 at 12 months was 12.3 points, 57% greater than the average UEMS improvement at 12 months in the matched historical controls (7.8 points).

•
Magnetic Resonance Imaging (MRI) Data - All six subjects in Cohort 2 (100%) had serial MRI scans at 12 months that indicated no sign of lesion cavities in any patient. The MRI results are consistent with formation of a tissue matrix at the injury site, which is supportive evidence showing that AST-OPC1 cells have durably engrafted to help prevent cavitation at the injury site.

•	Safety - The trial results to date continue to suggest a positive safety profile for AST-OPC1.

In September 2017, the FDA granted Asterias’ request for AST-OPC1 to be designated a Regenerative Medicine Advanced Therapy (RMAT) under the 21st Century Cures Act. The RMAT designation is intended to facilitate expedited development, review and approval for important new regenerative medicine therapies for which preliminary clinical evidence indicates the potential to address a serious or life-threatening disease or condition. In addition to providing an avenue for increased and earlier interactions with the FDA, RMAT-designated products may be eligible for priority review and accelerated approval.

Asterias has completed enrollment and dosing in four of the five planned SCiStar study cohorts and has enrolled twenty-four subjects in the SCiStar study. Three subjects have now been enrolled in the fifth and final cohort, Cohort 5 (AIS-B 20 million-cell cohort). Asterias intends to report 6-month data from Cohort 3 (AIS-A 20 million-cell cohort) and Cohort 4 (AIS-B 10 million-cell cohort) in early 2018 after the 6-month results are collected for the two cohorts.

AST-VAC2

In September 2017, Asterias announced that the Medicines and Healthcare Products Regulatory Agency (MHRA) and the NHS Research Ethics Committee (REC) had provided the necessary approvals to initiate the first-in-human (FIH) clinical trial of AST-VAC2 in the United Kingdom. In October 2017, Asterias’ partner in this trial, Cancer Research UK, notified the company that, due to an issue at Cancer Research UK, the integrity of some or all of the vials which contain the currently available AST-VAC2 cells potentially have been compromised. Cancer Research UK is performing additional testing of the vials.  If the testing confirms a vial integrity issue, then Cancer Research UK will have to manufacture an additional lot of AST-VAC2 cells before it can initiate the trial. The potential issue will delay the start of the trial until 2018.

Corporate

On October 16, 2017, Asterias entered into a Securities Purchase Agreement with certain purchasers, pursuant to which it agreed to issue and sell, in a registered offering by the company directly to the purchasers, an aggregate of 4,000,000 shares of Series A common stock, par value $0.0001 per share, of Asterias common stock, at an offering price of $2.60 per share. Asterias closed the registered offering on October 18, 2017. The gross proceeds from this sale were approximately $10.4 million, before deducting the underwriting discounts and commissions and estimated offering expenses payable by Asterias.

On November 2, 2017, Asterias continued to make adjustments to its operating expenses as appropriate by reducing staffing allocated to non-clinical activities as a part of a broader effort to more closely align operating expenses with the company’s goal of continuing to generate clinical data in its clinical stage programs which we believe are the activities that have the greatest potential to create value for shareholders over the next several years. The reduction in staffing will affect approximately 30 employees and will be completed in the fourth quarter of 2017. The Company expects to recognize approximately $0.6 million of pre-tax restructuring charges in the fourth quarter of 2017 in connection with the reduction in staffing, consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three and nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of three and nine months ended September 30, 2017 and 2016.

For the three months ended September 30, 2017 and 2016 we recorded net losses of $6.8 million and $10.6 million, respectively. For the nine months ended September 30, 2017 and 2016 we recorded net losses of $21.8 million and $26.1 million, respectively.

Revenues

The following table shows certain information about our revenues for the three and nine months ended September 30, 2017 and 2016 (in thousands, except for percentages):

	Three Months Ended September		$ Decrease	% Decrease
	2017	2016
Grant income	$1,526	$1,858	$-332	-18%
Royalties from product sales	162	218	-56	-26%
Total revenues	1,688	2,076	-388	-19%
Cost of sales	(81)	(59)	-22	-37%
Gross profit	$1,607	$2,017	$-410	- 20%

	Nine Months Ended September 30,		$ Decrease		% Decrease
	2017	2016
Grant income	$3,711	$4,865		$-1,154	- 24%
Royalties from product sales	303	337		-34	- 10%
Total revenues	4,014	5,202		-1,188	- 23%
Cost of sales	(151)	(118)		-33	-28%
Gross profit	$3,863	$5,084	$	- 1,221	- 24%

Grant income in 2016 was entirely from CIRM, which awarded us a $14.3 million grant for clinical development of AST-OPC1. We received our first payment from CIRM in the amount of $917,000 during October 2014 and had received $12.8 million through December 31, 2016. In September 2017, we received the final $1.5 million payment under the CIRM grant due upon achievement of certain clinical milestones. Revenues recognized under the CIRM grant during the nine months ended September 30, 2017 and 2016 were $3.7 and $4.9 million, respectively.

Our royalty revenues from product sales is entirely from non-exclusive license agreements with Stem Cell Technologies, Inc., Corning Life Science, Life Tech, and Millipore, each of which we assumed as part of the consideration received from Geron under the 2013 Asset Contribution Agreement.

Operating Expenses

The following table shows our operating expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands, except for percentages):

	Three Months Ended September 30,		$ Increase/ (Decrease)		% Increase/ Decrease
	2017	2016
Research and development expenses	$6,624	$5,232	$	+1,392	+27%
General and administrative expenses	2,046	4,210		-2,164	-51%

	Nine Months Ended September 30,		$ Increase/ (Decrease)		% Increase/ Decrease
	2017	2016
Research and development expenses	$20,206	$17,594	$	+2,612	+15%
General and administrative expenses	8,360	13,081		-4,721	-36%

Research and development expenses – Research and development expenses increased $1.4 million to $6.6 million for the three months ended September 30, 2017 compared to $5.2 million for the three months ending September 30, 2016. This increase was largely associated with increased license and patent related expenses of $0.8 million combined with increased headcount and headcount related costs of $0.5 million. Research and development expenses increased $2.6 million to $20.2 million for the nine months ended September 30, 2017 compared to $17.6 million for the nine months ending September 30, 2016. This increase was largely associated with a $1.8 million increase in spending related to our AST-OPC1 clinical trial and AST-OPC1-related manufacturing planning expenses combined with increased headcount and headcount related spending of $0.5 million.

General and administrative expenses – General and administrative expenses decreased by approximately $2.2 million to $2.0 million for the three months ended September 30, 2017 compared to $4.2 million for the same period in 2016. The decrease in general and administrative expense is primarily attributable to a decrease of $2.2 million in shareholder warrant distribution expense related to revaluing warrants outstanding. General and administrative expenses decreased by approximately $4.7 million to $8.3 million for the nine months ended September 30, 2017 compared to $13.1 million for the same period in 2016. The decrease in general and administrative expense is primarily attributable to a decrease of $3.8 million in shareholder warrant distribution expense related to revaluing warrants outstanding. Additionally we had a decrease of $0.4 million in legal related expenses for the nine months ended September 30, 2017 and a decrease of $0.4 million in salaries due to severance paid to two executives in 2016.

Other income/(expense), net

Other income/(expense), net – Other expense, net, in 2017 and 2016 consists primarily of the change in fair value of the warrants classified as liabilities.

Income Taxes

Management believes that our net operating losses incurred during the three and nine months ended September 30, 2017 will result in no income tax benefits in the current year due to the full valuation allowance as of December 31, 2016 and a full valuation allowance expected on its net deferred tax assets for the year ending December 31, 2017.

A deferred federal income tax benefit of approximately $0.9 million and $2.2 million was recorded for the three and nine months ended September 30, 2016 as Asterias had no valuation allowance on its deferred tax assets as of December 31, 2015. Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property and available-for-sale securities held in BioTime and OncoCyte common stock.

Liquidity and Capital Resources

At September 30, 2017, we had $8.6 million of cash and cash equivalents on hand, held 3,746,549 BioTime common shares and 192,644 shares of OncoCyte common stock, with a market value of $10.6 million and $1.5 million, respectively. We may raise capital from time to time through the sale of our Series A Shares or other securities, and our BioTime or OncoCyte common shares. We may sell our Series A Shares or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), including in at-the-market transactions, or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE American or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We may also sell some or all of our BioTime common shares and OncoCyte common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of our Series A Shares, our BioTime common shares, OncoCyte common shares or other securities. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell our Series A Shares, our BioTime common shares, our OncoCyte common shares or other securities in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

On March 28, 2017, Asterias entered into an amendment to its at-the-market (ATM) Sales Agreement, dated April 10, 2015, with MLV. The amendment to the Sales Agreement was entered into by Asterias, MLV and FBR Capital Markets & Co. (“FBR” and together with MLV, the “Agents”), which acquired MLV. Under the Sales Agreement, as amended, Asterias may issue and sell shares of its Series A common stock having an aggregate offering price of up to $25 million from time to time on or after March 28, 2017, through the Agents, subject to certain limitations, including the number of shares registered and available under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-215154) (the “Registration Statement”). For the nine months ended September 30, 2017, Asterias has sold approximately 2.0 million shares of Series A common stock for gross proceeds of $8.0 million. For the nine months ended September 30, 2016, Asterias sold 509,897 shares of Series A common stock for gross proceeds of approximately $2.1 million.

We plan to use the proceeds and other cash we have available for general corporate purposes, including to fund our ongoing clinical programs, to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses.

Since inception, we have incurred net losses and have funded our operations primarily through the issuance of equity securities, warrants, payments from research grants, and royalties from product sales. At September 30, 2017 we had an accumulated deficit of $105.6 million, working capital of $19.6 million and stockholders’ equity of $31.7 million. We have evaluated our projected cash flows and believe that our cash and cash equivalents of $8.6 million as of September 30, 2017 and our available-for-sale securities of $12.1 million as of September 30, 2017, as supplemented by the $10.4 million in gross proceeds from the sale of shares of the company’s Series A common stock in a registered offering that was completed on October 18, 2017, will be sufficient to fund our operations through at least the next twelve months from the issuance date of these financial statements. Additionally, the Company expanded its operating expense reduction efforts in order to further reduce its cash usage. If the value of Asterias’ available-for-sale securities decreases or it is unable to obtain future adequate financing for its clinical trials, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations. Future financings may not be available to Asterias at acceptable terms, or at all. Sales of additional equity securities would result in the dilution of interests of current shareholders.

During the nine months ended September 30, 2017, our total research and development expenditures were $20.2 million and our general and administrative expenses were $8.4 million. Our sources of cash during 2017 primarily consisted of $8.0 million from sales of our equity securities. As of September 30, 2017 and December 2016, we had a working capital surplus of $19.6 million and $30.9 million, respectively.

Cash used in operations

Net cash used in operating activities during the nine months ended September 30, 2017 amounted to $18.7 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to the following non-cash items: Asterias Warrants classified as equity non-cash expense in the amount of $2.0 million related to the modification of expiration date, stock-based compensation of $3.6 million, $2.0 million in amortization of intangible assets, $858,000 of stock issued in lieu of cash to a contract vendor and $840,000 in depreciation and amortization expense offset by $3.4 million in non-cash decrease on the Asterias Offering Warrants classified as a liability. The remaining $3.0 million is associated with changes in our operating assets and liabilities; of which $2.2 million is associated with decreases in our deferred grant income, and $1.5 million is associated with decreases in accounts payable and other accrued liabilities offset by a $608,000 decrease in our prepaid and other current assets.

Net cash used in operating activities during the nine months ended September 30, 2016 amounted to $15.1 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to the following non-cash items: Asterias warrants non-cash expense to its shareholders in the amount of $5.3 million, stock-based compensation of $3.6 million, $2.4 million in unrealized loss on the Asterias Offering Warrants classified as a liability, $2.0 million in amortization of intangible assets, $644,000 of stock issued in lieu of cash to a contract vendor and $909,000 in depreciation expense. The non-cash increases were offset by $2.3 million in federal deferred income tax benefit. Changes in working capital resulted in a $1.6 million use of cash.

Investing and financing activities

During the nine months ended September 30, 2017, we used $237,000 to purchase equipment which was offset by $281,000 in cash received from the sale of shares of our available-for-sale securities.

During the nine months ended September 30, 2016, we paid $643,000 for property, plant and equipment including tenant improvements and other fixed assets. In March 2016, we received $31,000 of the security deposit back from our previous office location in Menlo Park.

During the nine months ended September 30, 2017, Asterias raised approximately $7.8 million in net proceeds under its ATM from the sale of 2,005,784 shares of its common stock at a weighted average price of $3.99 per share.

During the nine months ended September 30, 2016, we completed an underwritten public offering and issued 5,147,059 shares of common stock, and warrants to purchase an aggregate of 2,573,530 shares of common stock at an exercise price of $4.37 per share; we issued an additional 742,421 shares of common stock upon the full exercise of the over-allotment option by the underwriters for aggregate net proceeds of $18.2 million from the Asterias Offering. We received $567,000 from our landlord on reimbursable construction in progress financed by the landlord and received $2.0 million from the exercise of stock options.

Contractual Obligations

As of September 30, 2017, there were no material changes to the contractual obligations information in Item 7 in our Annual Report on Form 10-K filed with the SEC on March 28, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Asterias’ qualitative and quantitative market risk since the disclosure in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2016, except as follows.

Available-for-sale securities at fair value

We hold 3,746,549 BioTime common shares and 192,644 shares of OncoCyte common stock at fair value; therefore, our available-for-sale investment values are subject to changes in the stock price of BioTime and OncoCyte. BioTime common stock trades on the NYSE American under the ticker “BTX” and OncoCyte common stock trades on the NYSE American under the ticker “OCX”. As of September 30, 2017, the 52-week high/low stock price per share range for BioTime and OncoCyte shares were $2.47 - $3.97 and $3.60 - $7.95, respectively.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2016 and under the heading “Risk Factors” in Part II, Item 1A of our Form 10-Q for the quarter ended June 30, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our securities. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by the Form 10-Q for the quarter ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description
10.1	*	Amendment to Securities Purchase Agreement
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	XBRL Instance Document
101.INS	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: November 14, 2017	/s/ Michael H. Mulroy
Michael H. Mulroy
President and Chief Executive Officer

Date: November 14, 2017	/s/ Ryan Chavez
Ryan Chavez
Chief Financial Officer