Form 10-Q
period 2018-03-31
Asterias Biotherapeutics, Inc.
filed 2018-05-09
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,010,313 shares of Series A Common Stock, $0.0001 par value, as of April 30, 2018.

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

Item 1.	Financial Statements

 ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

	March 31, 2018 (unaudited)	December 31, 2017 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,519	$13,266
Marketable equity securities	8,281	8,329
Prepaid expenses and other current assets	1,149	1,121
Total current assets	19,949	22,716

NONCURRENT ASSETS
Intangible assets, net	14,772	15,444
Property, plant and equipment, net	4,282	4,543
Other assets	324	389
TOTAL ASSETS	$39,327	$43,092

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,381	$2,958
Capital lease liability, current	7	7
Lease liability, current	576	556
Total current liabilities	1,964	3,521

NONCURRENT LIABILITIES
Warrant liability	1,238	2,757
Capital lease liability, noncurrent	12	14
Deferred rent	320	316
Lease liability, noncurrent	2,789	2,941
TOTAL LIABILITIES	6,323	9,549

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000 Series A Common Stock and 75,000 Series B Common Stock; 54,691 and 54,051 shares Series A Common Stock issued and outstanding at March 31, 2018 and December 31, 2017, respectively; no Series B Common Stock issued and outstanding at March 31, 2018 and December 31, 2017	5	5
Additional paid-in capital	153,824	152,136
Accumulated other comprehensive loss	-	(6,498)
Accumulated deficit	(120,825)	(112,100)
Total stockholders’ equity	33,004	33,543
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,327	$43,092

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
REVENUE
Grant income	$-	$1,894
License revenue	366	-
Royalties from product sales	112	116
Total revenue	478	2,010
Cost of sales	(63)	(53)
Gross profit	415	1,957

EXPENSES
Research and development	3,626	6,598
General and administrative	1,912	4,466
Total operating expenses	5,538	11,064

Loss from operations	(5,123)	(9,107)

OTHER INCOME/(EXPENSE)
Gain from change in fair value of warrant liability	1,519	2,954
Gain from change in fair value of marketable equity securities	1,435	-
Interest expense, net	(106)	(125)
Other income/(expense), net	(37)	(9)
Total other income, net	2,811	2,820

NET LOSS	$(2,312)	$(6,287)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	54,185	48,357

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
NET LOSS	$(2,312)	$(6,287)
Other comprehensive loss:
Unrealized loss on marketable equity securities, net of tax	-	(829)
Total other comprehensive loss	-	(829)
COMPREHENSIVE LOSS	$(2,312)	$(7,116)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,312)	$(6,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	261	279
Stock-based compensation	590	997
Amortization of intangible assets	672	672
Common stock issued for services in lieu of cash	306	274
Gain from change in fair value of warrant liability	(1,519)	(2,954)
Distribution of Asterias warrants to shareholders other than BioTime, Inc.	-	2,042
Gain from change in fair value of marketable equity securities	(1,435)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	69	256
Other assets	136	3
Accounts payable, accrued expenses and other current liabilities	(708)	(554)
Deferred rent	4	13
Deferred grant income	-	(1,894)
Net cash used in operating activities	(3,936)	(7,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(14)
Proceeds from the sale of marketable equity securities	1,483	-
Reimbursement of security deposit	-	25
Net cash provided by investing activities	1,483	11

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under at-the-market transactions	-	5,671
Financing costs for at-the-market sales	-	(156)
Proceeds from exercise of stock options	-	2
Repayment of lease liability and capital lease obligation	(134)	(116)
Shares retired to pay for employees’ taxes	(160)	-
Net cash (used in)/provided by financing activities	(294)	5,401

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,747)	(1,741)
CASH AND CASH EQUIVALENTS:
At beginning of period	13,266	19,800
At end of period	$10,519	$18,059

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$122	$139
Fully vested common stock and restricted stock units issued in payment for accrued employee bonuses	$951	$720

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation and Liquidity

Asterias Biotherapeutics, Inc. (“Asterias”) is a clinical-stage biotechnology company dedicated to developing pluripotent stem cell-derived therapies to treat neurological conditions associated with demyelination and cellular immunotherapies to treat cancer. We have industry-leading technology in two cell types, each with broad potential applicability: (1) oligodendrocyte progenitor cells, which become oligodendrocytes that have the potential to remyelinate axons within the central nervous system and perform other restorative functions, and (2) antigen-presenting dendritic cells, which train T-cells in the immune system to attack and destroy solid or liquid tumor cells across multiple types of cancer.   Asterias currently has three clinical-stage programs:

•
Spinal Cord Injury.  AST-OPC1 is an oligodendrocyte progenitor cell population derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries (“SCI”) that has been partially funded by the California Institute for Regenerative Medicine.

•
Non-Small Cell Lung Cancer.  AST-VAC2 is a non-patient-specific (“off-the-shelf”) cancer immunotherapy derived from pluripotent stem cells for which a clinical trial in non-small cell lung cancer is being funded and sponsored by Cancer Research UK, the world’s largest independent cancer research charity.

•
Acute Myeloid Leukemia.  AST-VAC1 is a patient-specific cancer immunotherapy which has generated positive Phase 2 data in the treatment of Acute Myeloid Leukemia (“AML”) that we believe provides “proof-of-concept” for the use of AST-VAC2 in the treatment of AML.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2017 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2017.

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

Liquidity – Since inception, Asterias has incurred operating losses and has funded its operations primarily through the issuance of shares of Asterias common stock, sales of our marketable equity securities, warrant exercise proceeds, payments from research grants, and royalties from product sales. At March 31, 2018, Asterias had an accumulated deficit of $120.8 million, working capital of $18.0 million and stockholders’ equity of $33.0 million. Asterias has evaluated its projected cash flows and believes that its cash and cash equivalents of $10.5 million and marketable equity securities of $8.3 million as of March 31, 2018, will be sufficient to fund Asterias’ operations through at least twelve months from the issuance date of these financial statements. If the value of Asterias’ marketable equity securities decreases or it is unable to obtain adequate future financing, it may be required to reduce or curtail its operations. Future financings may not be available to Asterias at acceptable terms, or at all. Sales of additional issued equity securities would result in the dilution of interests of current shareholders.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Beginning January 1, 2018, the Company has followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the Company’s agreements, the Company performs the following steps: (i) identifies the promised goods or services in the contract; (ii) determines whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measures the transaction price, including the constraint on variable consideration; (iv) allocates the transaction price to the performance obligations based on estimated selling prices; and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations generally included in customer contracts are research and development services for clinical studies or licenses to use intellectual property. Customer contracts for research and development services require significant management judgment to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligation. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. The Company considers licenses for the use of intellectual property “right of use” licenses. The Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. At March 31, 2018, all the performance obligations under the Company’s license agreements have been satisfied as control transferred at contract inception when the customer could benefit from the right of use license.

Currently, since none of the Company’s contracts contain more than one performance obligation, no allocation of the transaction price is necessary. However, if the Company enters into an arrangement containing more than one performance obligation the total transaction price will be allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service.

Grant income: The Company generates grant income from award contracts to support the clinical development of AST-OPC1. These contracts provide for the reimbursement of qualified expenses for research and development activities. Revenue under these arrangements is recognized when the related qualified research expenses are incurred.

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as completion of a therapeutic administration of a licensed product to a certain number of patients by the Company) is included in the transaction price. Milestone payments that are not within the control of the Company are not considered probable of being achieved until the contingent event has occurred.

License and Royalties: The Company considers licenses for the use of intellectual property “right of use” licenses. The Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license.  For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company’s arrangement that contain royalty minimums also contain termination clauses, therefore these royalties are considered variable consideration and included in the transaction price when the notice period has lapsed.

Comprehensive loss – ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. Total comprehensive loss has been disclosed in the Statements of Comprehensive Loss.

Investments in Equity Securities – Beginning January 1, 2018, the Company adopted the provisions of ASU Topic 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance eliminated the available-for-sale classification for equity securities and requires unrealized holding gains/losses to be reported through earnings. Prior to the adoption of the new guidance, unrealized gains and losses, net of tax from the Company’s financial instruments categorized as available-for-sale securities were reported in other comprehensive income/(loss) until realized. Realized gains and losses and declines in value judged to be other-than-temporary related to equity securities, are included in other income/(expense), net.

Asterias accounts for its equity investment securities in BioTime and OncoCyte at fair value in accordance with ASC 321-10 Investments-Equity Securities, as the shares have a readily determinable fair value as specified by ASC 820-10 Fair Value Measurement. The securities are quoted on the NYSE American and are held principally for future working capital purposes, as necessary. These securities are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented (see Note 4).

Basic and diluted net loss per share – The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Three Months Ended March 31, (Unaudited)
	2018	2017
Net loss	$(2,312)	$(6,287)
Weighted average common shares outstanding – basic and diluted	54,185	48,357
Net loss per share – basic and diluted	$(0.04)	$(0.13)

 The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented as they are anti-dilutive (in thousands):

	Three Months Ended March 31, (Unaudited)
	2018	2017
Stock options and restricted stock units	7,473	7,508
Warrants	2,813	6,551

Recently Adopted Accounting Pronouncements – The following Accounting Standards became effective during 2018:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to provide guidance on revenue recognition. During 2015 and 2016, the FASB issued additional amendments to the revenue guidance in Topic 606 relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. ASU No. 2014-09 replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Topic 606, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted one year earlier.

The Company adopted the new standard effective January 1, 2018 under the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. Upon adoption there was an immaterial cumulative effect to the opening accumulated deficit balance based on the Company’s analysis of the contracts in scope at the transition date.

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

In accordance with ASU No. 2016-01, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive loss) for marketable equity securities with readily determinable fair values. The classification and measurement guidance is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

The Company adopted ASU No. 2016-01 effective January 1, 2018 and has recorded a cumulative-effect adjustment under the modified retrospective transition method of $6.5 million between accumulated other comprehensive income and the accumulated deficit in the balance sheet. The adjustment represents the cumulative unrealized holding loss from the date that the securities were acquired through the date of adoption. Refer to Note 4 for discussion regarding Asterias’ marketable equity securities.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting to clarify the scope of modification accounting for share-based compensation. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The Company adopted ASU No. 2017-01 effective January 1, 2018. Upon adoption of the new standard there is no change to the Company’s historical financial statements as the new guidance will be applied prospectively to awards modified on or after the adoption date.

Recently Issued Accounting Pronouncements Not Yet Adopted – The following accounting standards, which are not yet effective, are presently being evaluated by Asterias to determine the impact that they might have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. Although Asterias has not completed its evaluation of the impact of the adoption of ASU 2016-02, Asterias currently holds a significant portion of its operating leases, related to tenant improvements on Asterias’ balance sheet (see Note 8). As a result, the adoption of ASU 2016-02 is not expected to have a material impact to Asterias’ financial statements.

3.	Balance Sheet Components

Property, plant and equipment, net

As of March 31, 2018 and December 31, 2017, property, plant and equipment consisted of the following (in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Furniture, fixtures and leasehold improvements	$5,275	$5,275
Computers, machinery and equipment	2,105	2,112
	7,380	7,387
Less - accumulated depreciation and amortization	(3,098)	(2,844)
Property, plant and equipment, net	$4,282	$4,543

Depreciation expense for the three months ended March 31, 2018 and 2017 was $261,000 and $279,000, respectively.

4.	Investments in BioTime and OncoCyte

Investment in BioTime

The BioTime common shares held by the Company are included marketable equity securities at fair value in current assets on the balance sheet because the shares are traded on NYSE American under the (symbol “BTX”) and are available for working capital purposes. During the three months ended March 31, 2018, Asterias sold 533,741 of its BioTime common shares at a weighted-average price of $2.75. As of March 31, 2018 and December 31, 2017, Asterias held 2,947,344 and 3,481,085 BioTime shares, respectively. As of March 31, 2018 and December 31, 2017, the BioTime common shares were valued at $7.9 million and $7.5 million, respectively, based on the closing price on those dates.

Investment in OncoCyte

The OncoCyte common shares are included in marketable equity securities at fair value in current assets on the balance sheet because the shares are traded on NYSE American (symbol “OCX”) and are available for working capital purposes. During the three months ended March 31, 2018, Asterias sold 13,987 of its OncoCyte common shares at a weighted-average price of $3.57.  As of March 31, 2018 and December 31, 2017, Asterias held 167,769 and 181,756 shares of OncoCyte, respectively. As of March 31, 2018 and December 31, 2017, the OncoCyte common shares were valued at $0.4 million and $0.8 million, respectively, based on the OncoCyte closing price on those dates.

Adoption of ASU No. 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, the Company adopted ASC Topic 321 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018, are presented under ASC Topic 321, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC Topic 320 (see Note 2).

The adoption of the new guidance resulted in a cumulative effect adjustment to the accumulated deficit and accumulated other comprehensive loss of $6.5 million as of January 1, 2018.

The unrealized gains for the three months ended March 31, 2018 related to marketable equity securities held is calculated as follows:

Three Months Ended March 31, 2018 (Unaudited)
Net gains recognized on marketable equity securities	$1,435
Less: Net gains recognized on marketable equity securities sold	(278)
Unrealized gains recognized on marketable equity securities held at March 31, 2018	$1,157

5.	Intangible Assets

Intangible assets net of accumulated amortization at March 31, 2018 and December 31, 2017 are shown in the following table (in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Intangible assets	$26,860	$26,860
Less- accumulated amortization	(12,088)	(11,416)
Intangible assets, net	$14,772	$15,444

Asterias recognized $672,000 in amortization expense of intangible assets during the three months ended March 31, 2018 and 2017, respectively.

6.	Common Stock and Warrants

As of March 31, 2018 and December 31, 2017, Asterias had outstanding 54,690,547 and 54,051,142 shares of Series A common stock and no shares of Series B common stock, respectively.

Common Stock Issuance

 On March 28, 2017, Asterias entered into an amendment to its at-the-market (ATM) Sales Agreement, dated April 10, 2015, with MLV. The amendment to the Sales Agreement was entered into by Asterias, MLV and FBR Capital Markets & Co. (“FBR” and together with MLV, the “Agents”), which acquired MLV. Under the Sales Agreement, as amended, Asterias may issue and sell shares of its Series A common stock having an aggregate offering price of up to $25 million from time to time on or after March 28, 2017, through the Agents, subject to certain limitations, including the number of shares registered and available under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-215154) (the “Registration Statement”). For the three months ended March 31, 2018, Asterias did not sell any shares of Series A common stock under this ATM agreement, with approximately $22.7 million of Asterias common stock available for issuance and sale pursuant to the terms of the ATM Sales Agreement. For the three months ended March 31, 2017, Asterias sold 1.4 million shares of Series A common stock for gross proceeds of approximately $5.7 million.

For the three months ended March 31, 2018 and 2017, pursuant to a services agreement with Cell Therapy Catapult Services Limited, Asterias issued 150,020 and 59,189 shares of Asterias Series A common stock with a fair value of $306,000 and $274,000 respectively (see Note 11).

For the three months ended March 31, 2018, Asterias issued 487,529 shares of Series A common stock with a fair value of $951,000 in payment of accrued employee bonuses.  For the three months ended March 31, 2017, Asterias issued 201,112 fully vested restricted stock units with a fair value of $720,000, respectively, in payment of accrued employee bonuses.

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

The fair value of the Asterias Offering Warrants at the time of issuance was determined by using a combination of the Binomial Lattice and Black-Scholes option pricing models under various probability-weighted outcomes which take into consideration the probability of the fundamental transaction and net cash settlement occurring, using the contractual term of the warrants. In applying these models, the fair value is determined by applying Level 3 inputs, as defined by ASC 820; these inputs have included assumptions related to the estimated future stock price of Asterias common stock, volatility and the timing of, and varying probabilities that certain events will occur. The Asterias Offering Warrants are revalued each reporting period using the same methodology described above. Changes in any of the key assumptions used to value the Asterias Offering Warrants could materially impact the fair value of the warrants and Asterias’ financial statements.

At March 31, 2018, based on a valuation performed on the Asterias Offering Warrants using the methodology described above, the fair value of the Asterias Offering Warrants liability was $1.2 million, resulting in Asterias recording an unrealized gain of $1.5 million for the three months ended March 31, 2018, included in other income and expenses, net, in the statements of operations.

Warrants classified as equity

On March 30, 2016, Asterias’ board of directors declared a distribution of Asterias common stock purchase warrants to all Asterias shareholders other than BioTime, in the ratio of one warrant for every five shares of Asterias common stock owned of record as of the close of business on April 11, 2016. On April 25, 2016, Asterias distributed 3,331,229 warrants (the “Distribution Warrants”). The distribution of the Distribution Warrants was treated as a disproportionate distribution since no warrants were distributed to BioTime. The Distribution Warrants were classified as equity, have an exercise price of $5.00 per share, and were set to expire on September 30, 2016. Asterias recorded the Distribution Warrants at a fair value of $3.1 million with a non-cash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity as of March 30, 2016 as the Distribution Warrants were deemed to be issued for accounting purposes on that date.

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

In connection with the warrant distribution to shareholders discussed above, 350,000 warrants with an exercise price of $5.00 per share held by Romulus Films, Ltd. were adjusted to become exercisable into 409,152 shares at an exercise price of $4.28 per share (the “Romulus Warrants”). These warrants had an original expiration date of September 30, 2016. On September 19, 2016, Asterias extended the expiration date of the Romulus Warrants to February 15, 2017, no other terms were changed. As a result of the extension of the expiration date of these warrants, Asterias recorded a $0.2 million non-cash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity for the year ended December 31, 2016. On February 3, 2017, Asterias extended the expiration date of the Romulus Warrants to September 29, 2017. As a result of this extension of the expiration date of these warrants, Asterias recorded a $0.3 million non-cash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity for the quarter ended March 31, 2017. These warrants expired on September 29, 2017.

7.	Stock-Based Compensation

The following table shows the stock-based compensation expenses included in the operating expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, (Unaudited)
	2018	2017
Research and development	$337	$578
General and administrative	253	419
Total stock-based compensation expense	$590	$997

 The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended March 31, (Unaudited)
	2018	2017
Expected life (in years)	6.08	5.39
Risk-free interest rates	2.66%	1.95%
Volatility	71.34%	75.51%
Dividend yield	0%	0%

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

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Asterias had made different assumptions, its stock-based compensation expense, and net loss for the three ended March 31, 2018 and 2017 may have been significantly different.

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

The Services Agreement provides certain termination rights to each party and customary provisions relating to indemnity, confidentiality and other matters. Asterias incurred $18,000 and $207,000 of expense to Cognate pursuant to the Services Agreement for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018 and December 31, 2017, the landlord lease liability was $3.4 million and $4.0 million and the deferred rent liability was $320,000 and $316,000, respectively.

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

Indemnification

In the normal course of business, Asterias may provide indemnifications of varying scope under Asterias’ agreements with other companies or consultants, typically Asterias’ clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Asterias will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Asterias’ products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Asterias products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Asterias could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Asterias has not been subject to any claims or demands for indemnification. Asterias also maintains various liability insurance policies that limit Asterias’ exposure. As a result, Asterias believes the fair value of these indemnification agreements is minimal. Accordingly, Asterias has not recorded any liabilities for these agreements as of March 31, 2018 and December 31, 2017.

9.	Shared Facilities and Services Agreement

On April 1, 2013, Asterias and BioTime executed a Shared Facilities and Services Agreement (“Shared Services Agreement”). Under the terms of the Shared Services Agreement, Asterias has the right to use BioTime’s premises and equipment located at Alameda, California, for the sole purpose of conducting Asterias’ business. BioTime charges Asterias a fee for the services and usage of facilities, equipment, and supplies aforementioned. For each billing period, BioTime equitably prorates and allocates its employee costs, equipment costs, insurance costs, lease costs, professional costs, software costs, supply costs, and utilities costs, if any, between BioTime and Asterias based upon actual documented use and cost by or for Asterias or upon proportionate usage by BioTime and Asterias, as reasonably estimated by BioTime. Asterias pays 105% of the allocated costs (the “Use Fee”). The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours of such personnel devoted to the performance of services.

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

The Shared Services Agreement was renewed through December 31, 2018. The term of the Shared Services Agreement will automatically be renewed and the termination date will be extended for an additional year each year, unless either party gives the other party written notice stating that the Shared Services Agreement will terminate on December 31 of that year.

BioTime allocated $8,000 and $32,000 of general overhead expenses to Asterias during the three months ended March 31, 2018, and 2017, respectively. At March 31, 2018, Asterias had no net payable to BioTime under the Shared Services Agreement.

10.	Income Taxes

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

Management believes that the Asterias net operating losses generated during the three months ended March 31, 2018 will result in no income tax benefit or provision in the current year due to the full valuation allowance on its net deferred tax assets for the year ended December 31, 2017 and a full valuation allowance expected on its net deferred tax assets for the year ending December 31, 2018.

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the federal statutory corporate income tax rate to 21%. This rate reduction has a significant impact on Asterias’ net deferred tax assets as of December 31, 2017, resulting in a one-time revaluation of its deferred tax assets and liabilities to reflect the new lower rate. However, because Asterias maintains a full valuation allowance against its deferred taxes, the impact of the change is fully offset by the valuation allowance.

11.	License and Royalty Obligations

Services Agreement with Cell Therapy Catapult Services Limited

In October 2015, Asterias entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property and will develop a scalable manufacturing and differentiation process for Asterias’ human embryonic stem cell derived dendritic cell cancer vaccine development program. In consideration for the license and Catapult’s performance of services, at the time of the Services Agreement Asterias agreed to make aggregate payments of up to GBP £4,350,000 over the period from October 2015 through January 2020 (approximately $6.1 million based on the foreign currency exchange rate on March 31, 2018). At the option of Asterias, up to GBP £3,600,000 (approximately $5.1 million based on the foreign currency exchange rate on March 31, 2018) of such payments historically may have been settled in shares of Asterias Series A common stock instead of cash. Commencing January 1, 2018, all payments due will be made in shares of Asterias Series A common stock. If Catapult is unable to sell the stock in the market within 60 days of issuance, after reasonable and diligent efforts through its broker, Catapult may request that the unsold portion of the stock payment, if any, be paid by Asterias in cash at a value equal to approximately 91% of the total amount that was issued in stock. This right by Catapult to have unsold shares redeem back to Asterias for cash expires the earlier to occur of the sale of the stock in the market or after 60 days of issuance.

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

During the three months ended March 31, 2018 and 2017 Asterias paid $306,000 and $368,000, respectively, for services pursuant to the Services Agreement. Asterias paid $94,000, in cash for these services for the three months ended March 31, 2017 and the remainder was paid with Asterias Series A common stock. Asterias issued Series A common stock to pay for services for the three months ended March 31, 2018.  For the three months ended March 31, 2018 and 2017 Asterias issued 150,020 and 59,189 shares of Asterias Series A common stock, respectively, with fair market values of $306,000 and $274,000, respectively, at the time of issuance which Asterias subsequently reclassified into permanent equity.

12.	Clinical Trial and Option Agreement with CRUK and CIRM Grant Award

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

Asterias received an initial payment from CIRM in the amount of $917,000 during October 2014 and had received $12.8 million through December 31, 2016. In September 2017, Asterias received the final $1.5 million payment under the CIRM grant which was due upon achievement of certain progress milestones. Asterias had no deferred grant income relating to the CIRM grant as of March 31, 2018 and December 31, 2017.  Asterias recognized no grant income for the three months ended March 31, 2018 and $1.9 million in grant income for the three months ended March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Asterias may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Asterias’ estimates change and readers should not rely on those forward-looking statements as representing Asterias’ views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Asterias can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Asterias. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of Asterias’ Form 10-K for the year ended December 31, 2017.

The following discussion should be read in conjunction with Asterias’ interim condensed financial statements and the related notes provided under “Item 1- Financial Statements” above.

Company Overview

Asterias Biotherapeutics, Inc. (“Asterias”) is a clinical-stage biotechnology company dedicated to developing pluripotent stem cell-derived therapies to treat neurological conditions associated with demyelination and cellular immunotherapies to treat cancer. We have industry-leading technology in two cell types, each with broad potential applicability: (1) oligodendrocyte progenitor cells, which become oligodendrocytes that have the potential to remyelinate axons within the central nervous system and perform other restorative functions, and (2) antigen-presenting dendritic cells, which train T-cells in the immune system to attack and destroy solid or liquid tumor cells across multiple types of cancer.   Asterias currently has three clinical-stage programs:

•
Spinal Cord Injury.  AST-OPC1 is an oligodendrocyte progenitor cell population derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries (“SCI”) that has been partially funded by the California Institute for Regenerative Medicine.

•
Non-Small Cell Lung Cancer.  AST-VAC2 is a non-patient-specific (“off-the-shelf”) cancer immunotherapy derived from pluripotent stem cells for which a clinical trial in non-small cell lung cancer is being funded and sponsored by Cancer Research UK, the world’s largest independent cancer research charity.

•
Acute Myeloid Leukemia.  AST-VAC1 is a patient-specific cancer immunotherapy which has generated positive Phase 2 data in the treatment of Acute Myeloid Leukemia (“AML”) that we believe provides “proof-of-concept” for the use of AST-VAC2 in the treatment of AML.

Like chimeric antigen receptor, or CAR-T, therapies, AST-VAC1 is an “autologous” therapy meaning that it is sourced from a patient’s own cells through a standard process known as leukapheresis. For AST-OPC1 and AST-VAC2, we use human embryonic stem (“hES”) cell lines, which were originally isolated in the 1990s and which have almost unlimited capacity to expand and differentiate into the various cell types of the body. For AST-OPC1, hES cells are induced to become an oligodendrocyte progenitor cell population that supplements the body’s natural axon remyelination function, which can be damaged or otherwise insufficient as a result of certain neurological events or conditions including spinal cord injury. For AST-VAC2, the hES cells are differentiated to mature dendritic cells that educate the immune system to target telomerase, a protein produced by most tumor cells.

Asterias believes that its experience, expertise, and intellectual property surrounding oligodendrocyte progenitor cells and dendritic cells provide the company with two distinct technology platforms in neurology and cancer immunotherapy. The company’s neurology platform has the potential for application in additional indications, such as advanced multiple sclerosis and white matter stroke, and its immunotherapy platform potentially could be employed in any immunogenic cancer and could be designed to target antigens other than or in addition to telomerase.

Recent Developments

In May 2018, we announced the first clinical site for the first-in-human Phase 1 clinical study of AST-VAC2 has completed its site initiation visit and commenced the process to open for enrollment following the release of the initial cGMP (current Good Manufacturing Practice) grade lot of AST-VAC2. This initial clinical study, which is being sponsored and managed by Cancer Research UK, will examine the safety, tolerability, immunogenicity and activity of AST-VAC2 in non-small cell lung cancer.  The Company now has its AST-OPC1 and AST-VAC2 programs actively in the clinic.

In February 2018, we provided a clinical trial update on the AST-OPC1 SCiStar study that highlighted, among other things, the following:

•
Continued Safety – We have enrolled twenty-five subjects in the SCiStar study and thirty subjects have been administered AST-OPC1 after including subjects from a previous Phase 1 safety trial.  The results-to-date, which extend as far as seven years for subjects in the Phase 1 safety trial, continue to support the safety of AST-OPC1.

•	Engraftment of cells - The MRI results-to-date for 94% (17/18) of the subjects in Cohorts 2-4 support that AST-OPC1 cells have durably engrafted to help prevent cavitation at the injury site.
•
Improved Motor Function - At 6 months, 22% (4/18) of Cohort 2-4 subjects recovered 2 or more motor levels on at least one side and 83% (15/18) of Cohort 2-4 subjects recovered at least 1 motor level on at least one side.

The company will have various interim readouts in 2018 and expects to report the six-month top-line readout for the entire study late in the second quarter or early in the third quarter of 2018 and the 12-month top-line readout for the entire study late in the fourth quarter 2018 or early in the first quarter of 2019.

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

 An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three months ended March 31, 2018, there have been no other significant changes in our critical accounting policies and estimates.

Results of Operations

Comparison of three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 and 2017 we recorded net losses of $2.3 million and $6.3 million, respectively.

Revenues

The following table shows certain information about our revenues for the three months ended March 31, 2018 and 2017 (in thousands, except for percentages):

	Three Months Ended March 31		$ Increase/	% Increase/
	2018	2017	Decrease	Decrease
Grant income	$-	$1,894	$-1,894	-100%
License revenue	366	-	+366	+100%
Royalties from product sales	112	116	-4	-3%
Total revenues	478	2,010	-1,532	-76%
Cost of sales	(63)	(53)	+10	+19%
Gross profit	$415	$1,957	$-1,542	- 79%

Grant income in 2017 was entirely from CIRM, which awarded us a $14.3 million grant for clinical development of AST-OPC1. For the three months ended March 31, 2018 we had no similar grant or grant income. For the three months ended March 31, 2017 we recognized $1.9 million of this grant income.

License revenue for the three months ended March 31, 2018 results from licensing of certain intellectual property and a material transfer agreement for certain hESC-derived differentiated cells that are unrelated to our core programs.

Royalty revenues from product sales are substantially from non-exclusive license agreements with StemCell Technologies, Inc., Corning Life Sciences, Life Technologies, GE Healthcare and EMD Millipore, each of which we assumed as part of the consideration received from Geron under the 2013 Asset Contribution Agreement. Additional royalty revenues come from a non-exclusive license agreement with Ajinomoto, Inc.

Operating Expenses

The following table shows our operating expenses for the three months ended March 31, 2018 and 2017 (in thousands, except for percentages):

	Three Months Ended March 31,		$	%
	2018	2017	Decrease	Decrease
Research and development expenses	$3,626	$6,598	$-2,972	-45%
General and administrative expenses	1,912	4,466	-2,554	-57%

Research and development expenses – Research and development expenses decreased $3.0 million to $3.6 million for the three months ended March 31, 2018 compared to $6.6 million for the three months ending March 31, 2017. This decrease was largely associated with a reduction in staffing and related costs of $1.4 million, clinical trial expenses of $0.5 million, outside research and quality control testing of $0.5 million and contract manufacturing and process development costs of $0.4 million. In December 2017, Asterias completed a significant reduction in staffing and curtailed certain operations which resulted in a reduction of the company’s operating expenses and cash utilization.

General and administrative expenses – General and administrative expenses decreased by approximately $2.6 million to $1.9 million for the three months ended March 31, 2018 compared to $4.5 million for the same period in 2017. The decrease in general and administrative expense is primarily attributable to a decrease of $2.0 million in shareholder warrant distribution expense related to revaluing warrants outstanding and $0.3 million in reduced staffing related expenses resulting from the December 2017 reduction in staffing.

Other income/(expense), net

Other income/(expense), net – Other expense, net, in 2018 and 2017 consists primarily of the change in fair value of the warrants classified as liabilities and the changes in fair value of our investments in marketable equity securities.

Income Taxes

Management believes that our net operating losses incurred during the three months ended March 31, 2018 will result in no income tax benefits in the current year due to the full valuation allowance as of December 31, 2017 and a full valuation allowance expected on our net deferred tax assets for the year ending December 31, 2018.

Liquidity and Capital Resources

At March 31, 2018, we had $10.5 million of cash and cash equivalents on hand, held 2,947,344 shares of BioTime common stock and 167,769 shares of OncoCyte common stock, with a market value of $7.9 million and $0.4 million, respectively. We may raise capital from time to time through the sale of shares of our Series A common stock or other derivatives, and our BioTime or OncoCyte common shares. We may sell shares of our Series A common stock or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), including in at-the-market transactions, or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE American or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We may also sell some or all of our BioTime common shares and OncoCyte common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of shares of our Series A common stock, our BioTime common shares, OncoCyte common shares or other securities. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell shares of our Series A common stock, our BioTime common shares, our OncoCyte common shares or other securities in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

On March 28, 2017, we entered into an amendment to our at-the-market (ATM) Sales Agreement, dated April 10, 2015, with MLV. The amendment to the Sales Agreement was entered into by us, MLV and FBR Capital Markets & Co. (“FBR” and together with MLV, the “Agents”), which acquired MLV. Under the Sales Agreement, as amended, we may issue and sell shares of its Series A common stock having an aggregate offering price of up to $25 million from time to time on or after March 28, 2017, through the Agents, subject to certain limitations, including the number of shares registered and available under our previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-215154) (the “Registration Statement”). For the three months ended March 31, 2018, we did not sell any shares of Series A common stock under this ATM agreement with approximately $22.7 million of Asterias common stock available for issuance and sale pursuant to the terms of the ATM Sales Agreement. For the three months ended March 31, 2017, we sold 1.4 million shares of Series A common stock for gross proceeds of approximately $5.7 million.

We plan to use the proceeds and other cash we have available for general corporate purposes, including to fund our ongoing clinical programs, to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses.

Since inception, we have incurred net losses and have funded our operations primarily through the sales of our marketable equity securities, issuance of common stock, warrants, license fees, payments from research grants, and royalties from product sales. At March 31, 2018 we had an accumulated deficit of $120.8 million, working capital of $18.0 million and stockholders’ equity of $33.0 million. We have evaluated our projected cash flows and believe that our cash and cash equivalents of $10.5 million as of March 31, 2018 and our marketable equity securities of $8.3 million as of March 31, 2018, will be sufficient to fund our operations through at least the next twelve months from the issuance date of these financial statements. Additionally, we expanded our operating expense reduction efforts in order to further reduce our cash usage. If the value of our marketable equity securities decreases or we are unable to obtain future adequate financing for our clinical trials, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail our operations. Future financings may not be available to us at acceptable terms, or at all. Sales of additional issued equity securities would result in the dilution of interests of current shareholders.

During the three months ended March 31, 2018 our total research and development expenditures were $3.6 million and our general and administrative expenses were $1.9 million. Our sources of cash during the three months ended March 31, 2018 primarily consisted of $1.5 million from sales of our marketable equity securities. As of March 31, 2018 and December 2017, we had a working capital surplus of $18.0 million and $19.2 million, respectively.

Cash used in operations

Net cash used in operating activities during the three months ended March 31, 2018 amounted to $3.9 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to the following non-cash items: stock-based compensation of $590,000, $672,000 in amortization of intangible assets, $306,000 of stock issued in lieu of cash to a contract vendor and $261,000 in depreciation and amortization expense offset by $1.5 million in non-cash decrease on the Asterias Offering Warrants classified as a liability, $1.4 million gain on the change in fair value of equity investment securities. The remaining $499,000 is associated with changes in our operating assets and liabilities, primarily related to decreases in accounts payable and other accrued liabilities.

Net cash used in operating activities during the three months ended March 31, 2017 amounted to $7.2 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to the following noncash items: Asterias Warrants classified as equity noncash expense in the amount of $2.0 million related to the modification of expiration date, stock-based compensation of $1.0 million,  $672,000 in amortization of intangible assets, $274,000 of stock issued in lieu of cash to a contract vendor and $279,000 in depreciation  and amortization expense offset by $3.0 million in noncash decrease on the Asterias Offering Warrants classified as a liability. The remaining $2.2 million is associated with changes in our operating assets and liabilities, of which $1.9 million is associated with decreases in our deferred grant income and $554,000 million is associated with decreases in accounts payable and other accrued liabilities.

Investing and financing activities

During the three months ended March 31, 2018, we had $1.5 million for cash provided by investing activities which was related to the sales of our equity investment securities.

During the three months ended March 31, 2018, we used $294,000 in cash for financing activities which was related to the payment of capital lease liabilities, lease liabilities and employee taxes upon the vesting of restricted stock units.

During the three months ended March 31, 2017, we used $14,000 to purchase equipment which was offset by a $25,000 receipt of security deposit.

During the three months ended March 31, 2017, Asterias raised approximately $5.7 million in gross proceeds under its ATM from the sale of 1,370,809 shares of its common stock at a weighted average price of $4.14 per share.

Contractual Obligations

As of March 31, 2018, there were no material changes to the contractual obligations information in Item 7 in our Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Asterias’ qualitative and quantitative market risk since the disclosure in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2017, except as follows.

Marketable equity securities at fair value

We hold 2,947,344 shares of BioTime common stock and 167,769 shares of OncoCyte common stock at fair value; therefore, our marketable equity securities values are subject to changes in the stock price of BioTime and OncoCyte. BioTime common stock trades on the NYSE American under the ticker “BTX” and OncoCyte common stock trades on the NYSE American under the ticker “OCX”. As of March 31, 2018, the 52-week high/low stock price per share range for BioTime and OncoCyte shares were $2.10 - $3.50 and $1.10 - $7.85, respectively.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2017 which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our securities. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ASTERIAS BIOTHERAPEUTICS, INC.

Date: May 9, 2018	/s/ Michael H. Mulroy
Michael H. Mulroy
President and Chief Executive Officer

Date: May 9, 2018	/s/ Ryan Chavez
Ryan Chavez
Chief Financial Officer