Form 10-Q
period 2018-06-30
Asterias Biotherapeutics, Inc.
filed 2018-08-09
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,509,397 shares of Series A Common Stock, $0.0001 par value, as of August 2, 2018.

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

Item 1.	Financial Statements

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

	June 30, 2018 (unaudited)	December 31, 2017 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,217	$13,166
Marketable equity securities	5,588	8,329
Prepaid expenses and other current assets	1,083	1,221
Total current assets	15,888	22,716

NONCURRENT ASSETS
Intangible assets, net	14,101	15,444
Property, plant and equipment, net	4,030	4,543
Other assets	324	389
TOTAL ASSETS	$34,343	$43,092

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,827	$2,958
Capital lease liability, current	7	7
Lease liability, current	597	556
Total current liabilities	2,431	3,521

NONCURRENT LIABILITIES
Warrant liability	872	2,757
Capital lease liability, noncurrent	11	14
Deferred rent	325	316
Lease liability, noncurrent	2,632	2,941
TOTAL LIABILITIES	6,271	9,549

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 75,000 shares of Series A Common Stock and 75,000 shares of Series B Common Stock; 55,509 and 54,051 shares of Series A Common Stock issued and outstanding at June 30, 2018 and December 31, 2017, respectively; no Series B Common Stock issued and outstanding at June 30, 2018 and December 31, 2017	6	5
Additional paid-in capital	155,873	152,136
Accumulated other comprehensive loss	-	(6,498)
Accumulated deficit	(127,807)	(112,100)
Total stockholders’ equity	28,072	33,543
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,343	$43,092

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Grant income	$-	$291	$-	$2,185
License revenue	-	-	366	-
Royalties from product sales	109	25	221	141
Total revenue	109	316	587	2,326
Cost of sales	(57)	(18)	(120)	(70)
Gross profit	52	298	467	2,256

EXPENSES
Research and development	3,617	6,984	7,243	13,582
General and administrative	1,987	1,847	3,899	6,314
Total operating expenses	5,604	8,831	11,142	19,896

Loss from operations	(5,552)	(8,533)	(10,675)	(17,640)

OTHER INCOME/(EXPENSE)
Gain/(loss) from change in fair value on warrant liability	366	(56)	1,885	2,898
Loss from change in fair value of marketable equity securities	(1,695)	-	(260)	-
Interest expense, net	(95)	(114)	(201)	(239)
Other expense, net	(6)	(25)	(43)	(34)
Total other income/(expense), net	(1,430)	(195)	1,381	2,625

NET LOSS	$(6,982)	$(8,728)	$(9,294)	$(15,015)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.18)	$(0.17)	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	55,138	48,511	54,664	48,129

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET LOSS	$(6,982)	$(8,728)	$(9,294)	$(15,015)
Other comprehensive loss:
Unrealized loss on marketable equity securities, net of taxes	-	(1,300)	-	(2,128)
Total other comprehensive loss	-	(1,300)	-	(2,128)
COMPREHENSIVE LOSS	$(6,982)	$(10,028)	$(9,294)	$(17,143)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,294)	$(15,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	513	555
Stock-based compensation	1,341	1,988
Amortization of intangible assets	1,343	1,343
Common stock issued for services in lieu of cash	476	562
Gain from change in fair value of warrant liability	(1,885)	(2,898)
Expense related to distribution warrant extension	-	2,042
Loss from change in fair value of marketable equity securities	260	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	440	647
Other assets	(69)	5
Accounts payable, accrued expenses and other current liabilities	(263)	(1,201)
Deferred rent	9	29
Deferred grant income	-	(2,185)
Net cash used in operating activities	(7,129)	(14,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(79)
Proceeds from the sale of marketable equity securities	2,481	-
Net cash provided by (used in) investing activities	2,481	(79)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under at-the-market transactions	1,167	6,696
Financing costs for at-the-market sales	(36)	(198)
Proceeds from exercise of stock options	-	20
Repayment of lease liability and capital lease obligation	(272)	(236)
Shares retired to pay for employees’ taxes	(160)	-
Net cash provided by financing activities	699	6,282

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,949)	(7,925)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of period	13,266	19,800
At end of period	$9,317	$11,875

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$239	$274
Fully vested common stock and restricted stock units issued in payment for accrued employee bonuses	$951	$720

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation and Liquidity

Asterias Biotherapeutics, Inc. (“Asterias” or “the Company”) is a clinical-stage biotechnology company dedicated to developing pluripotent stem cell-derived therapies to treat neurological conditions associated with demyelination and cellular immunotherapies to treat cancer. We have industry-leading technology in two cell types, each with broad potential applicability: (1) oligodendrocyte progenitor cells, which become oligodendrocytes that have the potential to remyelinate axons within the central nervous system and perform other restorative functions, and (2) antigen-presenting dendritic cells, which train T-cells in the immune system to attack and destroy solid or liquid tumor cells across multiple types of cancer. Asterias currently has three clinical-stage therapeutic programs:

•
Spinal Cord Injury.  AST-OPC1 is an oligodendrocyte progenitor cell population derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries (“SCI”) that has been partially funded by the California Institute for Regenerative Medicine (“CIRM”).

•
Non-Small Cell Lung Cancer.  AST-VAC2 is a non-patient-specific (“off-the-shelf”) cancer immunotherapy derived from pluripotent stem cells that is currently in a Phase 1 clinical trial in non-small cell lung cancer (“NSCLC”).  The trial is being funded and sponsored by Cancer Research UK (“CRUK”), the world’s largest independent cancer research charity.

•
Acute Myeloid Leukemia.  AST-VAC1 is a patient-specific cancer immunotherapy which has generated positive Phase 2 data in the treatment of acute myeloid leukemia (“AML”).  Because AST-VAC1 and AST-VAC2 are both dendritic cells presenting the telomerase antigen, an antigen presented by 90% of all cancers, we believe that AST-VAC1 provides supportive evidence for the use of AST-VAC2 in the treatment of AML.

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

Liquidity – Since inception, Asterias has incurred operating losses and has funded its operations primarily through the issuance of shares of Asterias common stock, sales of marketable equity securities that we hold, warrant exercise proceeds, payments from research grants, and royalties from product sales. At June 30, 2018, Asterias had an accumulated deficit of $127.8 million, working capital of $13.5 million and stockholders’ equity of $28.1 million. Asterias has evaluated its projected cash flows and believes that its cash, cash equivalents, and restricted cash of $9.3 million and marketable equity securities of $5.6 million as of June 30, 2018, will be sufficient to fund Asterias’ operations through at least twelve months from the issuance date of these financial statements. If the value of Asterias’ marketable equity securities decreases or it is unable to obtain adequate future financing, it may be required to reduce or curtail its operations. Future financings may not be available to Asterias at acceptable terms, or at all. Sales of additional issued equity securities would result in the dilution of interests of current shareholders.

2.	Summary of Significant Accounting Policies

 Revenue Recognition

 Beginning January 1, 2018, the Company follows the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations generally included in customer contracts are research and development services for clinical studies or licenses to use intellectual property. Customer contracts for research and development services require significant management judgment to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligation. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. The Company considers licenses for the use of intellectual property “right of use” licenses. The Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. At June 30, 2018, all the performance obligations under the Company’s license agreements have been satisfied as control transferred at contract inception when the customer could benefit from the right of use license. Currently, since none of the Company’s contracts contain more than one performance obligation, no allocation of the transaction price is necessary. However, if the Company enters into an arrangement containing more than one performance obligation the total transaction price will be allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service.

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

Comprehensive loss – ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. Total comprehensive loss has been disclosed in the Condensed Statements of Comprehensive Loss.

Investments in Equity Securities – Beginning January 1, 2018, the Company adopted the provisions of ASU Topic 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance eliminated the available-for-sale classification for equity securities and requires unrealized holding gains/losses to be reported through earnings. Prior to the adoption of the new guidance, unrealized gains and losses, net of tax from the Company’s financial instruments categorized as available-for-sale securities were reported in other comprehensive income/(loss) until realized. Realized gains and losses and declines in value judged to be other-than-temporary related to equity securities, were included in other income/(expense), net.

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

Basic and diluted net loss per share – The computations of basic and diluted net loss per share are as follows (in thousands, except per share data) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(6,982)	$(8,728)	$(9,294)	$(15,015)
Weighted average common shares outstanding – basic and diluted	55,138	48,511	54,664	48,129
Net loss per share – basic and diluted	$(0.13)	$(0.18)	$(0.17)	$(0.31)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented as they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and restricted stock units	7,202	7,459	7,202	7,459
Warrants	2,813	6,551	2,813	6,551

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

The Company adopted ASU No. 2016-01 effective January 1, 2018 and has recorded a cumulative-effect adjustment under the modified retrospective transition method of $6.5 million between accumulated other comprehensive loss and the accumulated deficit in the balance sheet. The adjustment represents the cumulative unrealized holding loss from the date that the securities were acquired through the date of adoption. Refer to Note 4 for discussion regarding Asterias’ marketable equity securities.

In November 2016, the FASB issued Accounting Standards Update ASU 2016-18, Statement of Cash Flows (Topic 230); Restricted Cash (ASU 2016-18), which defines new requirements for the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this ASU require retrospective application to each period presented. The Company adopted this guidance effective January 1, 2018 retrospectively. This ASU requires the entities to present statement of cash flows in a manner such that it reconciles beginning and ending totals of cash, cash equivalents, restricted cash or restricted cash equivalents. Also, when cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity should, for each period that a statement of financial position is presented, present on the face of the statement of cash flows or disclose in the notes to the financial statements, the line items and amounts of cash, cash equivalents, and restricted cash or restricted cash equivalents reported within the statement of financial position. The amounts, disaggregated by the line item in which they appear within the statement of financial position, shall sum to the total amount of cash, cash equivalents, and restricted cash or restricted cash equivalents at the end of the corresponding period shown in the statement of cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. Although Asterias has not completed its evaluation of the impact of the adoption of ASU 2016-02, Asterias currently holds a significant portion of its operating leases, related to tenant improvements on Asterias’ balance sheet (see Note 8). As a result, the adoption of ASU 2016-02 could have a material impact to Asterias’ financial statements.

3.	Balance Sheet Components

Property, plant and equipment, net

As of June 30, 2018 and December 31, 2017, property, plant and equipment consisted of the following (in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Furniture, fixtures and leasehold improvements	$5,274	$5,275
Computers, machinery and equipment	2,106	2,112
	7,380	7,387
Less - accumulated depreciation and amortization	(3,350)	(2,844)
Property, plant and equipment, net	$4,030	$4,543

Depreciation expense for the three and six months ended June 30, 2018 was $252,000 and $513,000, respectively. Depreciation expense for the three and six months ended June 30, 2017 was $278,000 and $555,000, respectively.

Prepaid and other current assets

Restricted cash in the amount of $100,000 is included in prepaid and other current assets on the balance sheet as of June 30, 2018 and December 31, 2017. This certificate of deposit is held as customary collateral for the Company’s credit card program.

4.	Investments in BioTime and OncoCyte

Investment in BioTime

The BioTime common shares held by the Company are included in marketable equity securities at fair value in current assets on the balance sheets because the shares are traded on NYSE American under the (symbol “BTX”) and are available for working capital purposes. During the three and six month months ended June 30, 2018, Asterias sold 325,533 and 859,274 of its BioTime common shares at a weighted-average price of $2.34 and $2.59, respectively. As of June 30, 2018 and December 31, 2017, Asterias held 2,621,811 and 3,481,085 BioTime shares, respectively. As of June 30, 2018 and December 31, 2017, the BioTime common shares were valued at $5.4 million and $7.5 million, respectively, based on the closing price on those dates.

Investment in OncoCyte

The OncoCyte common shares are included in marketable equity securities at fair value in current assets on the balance sheets because the shares are traded on NYSE American (symbol “OCX”) and are available for working capital purposes. During the three and six months ended June 30, 2018, Asterias sold 94,794 and 108,580 of its OncoCyte common shares at a weighted-average price of $2.72 and $2.82, respectively.  As of June 30, 2018 and December 31, 2017, Asterias held 73,176 and 181,756 shares of OncoCyte, respectively. As of June 30, 2018 and December 31, 2017, the OncoCyte common shares were valued at $0.2 million and $0.8 million, respectively, based on the closing price on those dates.

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

 The unrealized gains for the three and six months ended June 30, 2018 related to marketable equity securities held is calculated as follows (unaudited):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net losses recognized on marketable equity securities	$(1,695)	$(260)
Less: Net gains/(losses) recognized on marketable equity securities sold	(78)	200
Unrealized losses recognized on marketable equity securities held at June 30, 2018	$(1,617)	$(460)

5.	Intangible Assets

Intangible assets net of accumulated amortization at June 30, 2018 and December 31, 2017 are shown in the following table (in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Intangible assets	$26,860	$26,860
Less- accumulated amortization	(12,759)	(11,416)
Intangible assets, net	$14,101	$15,444

Asterias recognized $0.6 million and $1.3 million in amortization expense of intangible assets during the three and six months ended June 30, 2018 and 2017, respectively.

6.	Common Stock and Warrants

As of June 30, 2018 and December 31, 2017, Asterias had outstanding 55,509,397 and 54,051,142 shares of Series A common stock and no shares of Series B common stock, respectively.

Common Stock Issuance

On March 28, 2017, Asterias entered into an amendment to its at-the-market (ATM) Sales Agreement, dated April 10, 2015, with MLV & Co. (“MLV”). The amendment to the Sales Agreement was entered into by Asterias, MLV and FBR Capital Markets & Co. (“FBR” and together with MLV, the “Agents”), which acquired MLV. In June 2017, FBR was acquired by B. Riley, and together operates as B. Riley FBR, Inc. Under the Sales Agreement, as amended, Asterias may issue and sell shares of its Series A common stock having an aggregate offering price of up to $25 million from time to time on or after March 28, 2017, through the Agents, subject to certain limitations, including the number of shares registered and available under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-215154) (the “Registration Statement”). For the six months ended June 30, 2018, Asterias sold 713,430 shares of Series A common stock for gross proceeds of approximately $1.2 million under this ATM agreement with approximately $21.5 million of Asterias common stock available for issuance and sale pursuant to the terms of the ATM Sales Agreement. For the six months ended June 30, 2017, Asterias sold 1.6 million shares of Series A common stock for gross proceeds of approximately $6.7 million.

For the six months ended June 30, 2018 and 2017, pursuant to a services agreement with Cell Therapy Catapult Services Limited, Asterias issued 255,440 and 134,766 shares of Asterias Series A common stock with a fair value of $476,000 and $562,000 respectively (see Note 11).

For the six months ended June 30, 2018, Asterias issued 487,529 shares of Series A common stock with a fair value of $951,000 in payment of accrued employee bonuses.  For the six months ended June 30, 2017, Asterias issued 201,112 shares of Series A common stock with a fair value of $720,000 in payment of accrued employee bonuses.

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

In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. Changes to the fair value of those liabilities are recorded in the Condensed Statements of Operations. Accordingly, since Asterias may be required to net cash settle the Asterias Offering Warrants in the event of a Fundamental Transaction; the Asterias Offering Warrants are classified as noncurrent liabilities at fair value, with changes in fair value recorded in other income or expense, net, in the Condensed Statements of Operations.

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

At June 30, 2018, based on a valuation performed on the Asterias Offering Warrants using the methodology described above, the fair value of the Asterias Offering Warrants liability was $0.9 million, resulting in Asterias recording an unrealized gain of $1.9 million for the six months ended June 30, 2018, included in other income and expenses, net, in the Condensed Statements of Operations.

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

 The following table shows the stock-based compensation expenses included in the operating expenses for the three and six months ended June 30, 2018 and 2017 (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$384	$502	$1,258	$1,080
General and administrative	367	489	1,034	908
Total stock-based compensation expense	$751	$991	$2,292	$1,988

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions in the following table (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected life (in years)	5.45	6.06	5.96	5.74
Risk-free interest rates	2.75%	1.85%	2.68%	1.88%
Volatility	70.78%	74.13%	71.23%	74.80%
Dividend yield	0	0	0	0

The risk-free interest rate is based on the interest rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. A dividend yield of zero is applied since Asterias has not historically paid dividends and does not expect to pay dividends in the foreseeable future. The expected volatility is based upon the volatility of Asterias’ own trading stock and a group of publicly traded industry peer companies. The expected term of options granted is derived from using the simplified method under SEC Staff Accounting Bulletin Topic 14.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Asterias had made different assumptions, its stock-based compensation expense and net loss for the three and six months ended June 30, 2018 and 2017 may have been significantly different.

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

The Services Agreement provides certain termination rights to each party and customary provisions relating to indemnity, confidentiality and other matters. Asterias incurred $17,000 and $424,000 of expense to Cognate pursuant to the Services Agreement for the six months ended June 30, 2018 and 2017, respectively.  As of January 31, 2018, Cognate has completed the activities under SOW 1 but the Company has not provided notice to commence activities under SOW 1.5.

Fremont Lease

On December 30, 2013, Asterias entered into a lease for an office and research facility located in Fremont, California, consisting of an existing building with approximately 44,000 square feet of space. The building is being used by Asterias as a combined office, laboratory and production facility that can be used to manufacture its product using current good manufacturing practices. Asterias completed the tenant improvements in November 2015, which cost approximately $4.9 million, of which the maximum of $4.4 million was paid to Asterias by the landlord. Asterias placed the asset into service in November 2015 and is amortizing the leasehold improvements and the landlord liability over the remaining lease term through September 30, 2022.

As of June 30, 2018 and December 31, 2017, the landlord lease liability was $3.2 million and $3.5 million and the deferred rent liability was $325,000 and $316,000, respectively.

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

Indemnification

In the normal course of business, Asterias may provide indemnifications of varying scope under Asterias’ agreements with other companies or consultants, typically Asterias’ clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Asterias will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Asterias’ products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Asterias products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Asterias could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Asterias has not been subject to any claims or demands for indemnification. Asterias also maintains various liability insurance policies that limit Asterias’ exposure. As a result, Asterias believes the fair value of these indemnification agreements is minimal. Accordingly, Asterias has not recorded any liabilities for these agreements as of June 30, 2018 and December 31, 2017.

9.	Shared Facilities and Services Agreement

On April 1, 2013, Asterias and BioTime executed a Shared Facilities and Services Agreement (“Shared Services Agreement”). Under the terms of the Shared Services Agreement, Asterias has the right to use BioTime’s premises and equipment located at Alameda, California, for the sole purpose of conducting Asterias’ business. BioTime charges Asterias a fee for the services and usage of facilities, equipment, and supplies provided under the shared services agreement. For each billing period, BioTime equitably prorates and allocates its employee costs, equipment costs, insurance costs, lease costs, professional costs, software costs, supply costs, and utilities costs, if any, between BioTime and Asterias based upon actual documented use and cost by or for Asterias or upon proportionate usage by BioTime and Asterias, as reasonably estimated by BioTime. Asterias pays 105% of the allocated costs (the “Use Fee”). The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours of such personnel devoted to the performance of services.

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

BioTime allocated $10,000 and $74,000 of general overhead expenses to Asterias during the six months ended June 30, 2018, and 2017, respectively. At June 30, 2018, Asterias had no net payable to BioTime under the Shared Services Agreement.

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

Management believes that the Asterias net operating losses generated during the six months ended June 30, 2018 will result in no income tax benefit or provision in the current year due to the full valuation allowance on its net deferred tax assets for the year ended December 31, 2017 and a full valuation allowance expected on its net deferred tax assets for the year ending December 31, 2018.

For state income tax purposes, Asterias has a full valuation allowance on its state deferred tax assets as of June 30, 2018 and December 31, 2017. Accordingly, no state tax provision or benefit was recorded for any period presented.

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

Services Agreement with Cell Therapy Catapult Services Limited

In October 2015, Asterias entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property and will develop a scalable manufacturing and differentiation process for Asterias’ human embryonic stem cell derived dendritic cell cancer vaccine development program. In consideration for the license and Catapult’s performance of services, at the time of the Services Agreement Asterias agreed to make aggregate payments of up to GBP £4,350,000 over the period from October 2015 through January 2020 (approximately $5.7 million based on the foreign currency exchange rate on June 30, 2018). At the option of Asterias, up to GBP £3,600,000 (approximately $4.7 million based on the foreign currency exchange rate on June 30, 2018) of such payments historically may have been settled in shares of Asterias Series A common stock instead of cash. Commencing January 1, 2018, all payments due will be made in shares of Asterias Series A common stock. If Catapult is unable to sell the stock in the market within 60 days of issuance, after reasonable and diligent efforts through its broker, Catapult may request that the unsold portion of the stock payment, if any, be paid by Asterias in cash at a value equal to approximately 91% of the total amount that was issued in stock. This right by Catapult to have unsold shares redeemed by to Asterias for cash expires upon the earlier to occur of the sale of the stock in the market or after 60 days of issuance.

Advance payments for research and development services to be performed by Catapult are deferred and recognized as research and development expense ratably as the services are performed. Advance payments related to licenses are expensed when paid due to the experimental nature of the project. Pursuant to the Services Agreement, if there are any issued, but unsold Asterias stock, to Catapult for payment of services and the 60-day put right has not expired as of the period end being reported on, Asterias will present that amount as “temporary” equity in accordance with ASC 480-10-S99. Once the put right expires or the shares are sold by Catapult, the temporary equity amount will be reclassified by Asterias to permanent equity without adjustment to the carrying value of the stock.

During the six months ended June 30, 2018 and 2017 Asterias paid $476,000 and $739,000, respectively, for services pursuant to the Services Agreement.  Asterias paid $193,000 in cash for these services for the six months ended June 30, 2017 and the remainder was paid with Asterias Series A common stock. Asterias issued Series A common stock to pay for services for the six months ended June 30, 2018. For the six months ended June 30, 2018 and 2017 Asterias issued 255,440 and 134,766 shares of Asterias Series A common stock, respectively, with fair values of $476,000 and $562,000, respectively, at the time of issuance which Asterias subsequently reclassified into permanent equity.

12.	Clinical Trial and Option Agreement with CRUK and CIRM Grant Award

 During September 2014, Asterias entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (“CRUK”) and Cancer Research Technology Limited, a wholly-owned subsidiary of CRUK, pursuant to which CRUK has agreed to fund Phase 1 clinical development of Asterias’ human embryonic stem cell derived AST-VAC2 allogeneic (non-patient specific) dendritic cancer vaccine product candidate. Asterias, at its own cost, completed process development and manufacturing scale-up of the AST-VAC2 manufacturing process and transferred the resulting cGMP-compatible process to CRUK. CRUK will, at its own cost, manufacture clinical grade AST-VAC2 and will carry out the Phase 1 clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer. Asterias will have an exclusive first option to obtain a license to use the data from the clinical trial. If Asterias exercises that option, then Asterias will be obligated to make payments upon the execution of the License Agreement, upon the achievement of various milestones, and royalties on sales of products. In connection with the CRUK Agreement, Asterias sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to it by third parties. Asterias would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

On October 16, 2014 Asterias signed a Notice of Grant Award (“NGA”) with CIRM, effective October 1, 2014, with respect to a $14.3 million grant award for clinical development of Asterias’ product, AST-OPC1. The NGA was subsequently amended effective November 26, 2014 and March 2, 2016. The NGA includes the terms under which CIRM will release grant funds to Asterias. Under the NGA as amended on March 2, 2016, CIRM disbursed the grant funds to Asterias based on Asterias’ attainment of certain progress milestones.

Asterias received an initial payment from CIRM in the amount of $917,000 during October 2014 and had received $12.8 million through December 31, 2016. In September 2017, Asterias received the final $1.5 million payment under the CIRM grant which was due upon achievement of certain progress milestones. Asterias had no deferred grant income relating to the CIRM grant as of June 30, 2018 and December 31, 2017.  Asterias recognized no grant income for the three and six months ended June 30, 2018 and $0.3 million and $2.2 million in grant income for the three and six months ended June 30, 2017, respectively.

13.	Subsequent Events

Pursuant to the approval of the Company's shareholders at the 2018 Annual Meeting of Shareholders, on July 16, 2018, the Company filed an Amendment to its Certificate of Incorporation to increase the number  of shares of authorized Series A Common Stock, $0.0001 par value per share from 75,000,000 shares to 125,000,000 shares.

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

Company Overview

Asterias Biotherapeutics, Inc. (“Asterias”) is a clinical-stage biotechnology company dedicated to developing pluripotent stem cell-derived therapies to treat neurological conditions associated with demyelination and cellular immunotherapies to treat cancer. We have industry-leading technology in two cell types, each with broad potential applicability: (1) oligodendrocyte progenitor cells, which become oligodendrocytes that have the potential to remyelinate axons within the central nervous system and perform other restorative functions, and (2) antigen-presenting dendritic cells, which train T-cells in the immune system to attack and destroy solid or liquid tumor cells across multiple types of cancer.   Asterias currently has three clinical-stage therapeutic programs:

•
Spinal Cord Injury.  AST-OPC1 is an oligodendrocyte progenitor cell population derived from pluripotent stem cells that is currently in a Phase 1/2a clinical trial for spinal cord injuries (“SCI”) that has been partially funded by the California Institute for Regenerative Medicine (“CIRM”).

•
Non-Small Cell Lung Cancer.  AST-VAC2 is a non-patient-specific (“off-the-shelf”) cancer immunotherapy derived from pluripotent stem cells that is currently in a Phase 1 clinical trial in non-small cell lung cancer.  The trial is being funded and sponsored by Cancer Research UK (“CRUK”), the world’s largest independent cancer research charity.

•
Acute Myeloid Leukemia.  AST-VAC1 is a patient-specific cancer immunotherapy which has generated positive Phase 2 data in the treatment of acute myeloid leukemia (“AML”).  Because AST-VAC1 and AST-VAC2 are both dendritic cells presenting the telomerase antigen, an antigen presented by 90% of all cancers, we believe that AST-VAC1 provides supportive evidence for the use of AST-VAC2 in the treatment of AML.

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

Recent Developments

In June 2018, we announced enrollment and dosing of the first patient in the Phase 1 clinical trial of AST-VAC2 in NSCLC. This initial clinical trial will examine the safety and tolerability of AST-VAC2 in NSCLC as the study’s primary endpoints.  Secondary and tertiary endpoints of the study include evaluations of the immunogenicity of AST-VAC2 in NSCLC.  In July 2018, we announced that the Safety Review Committee for the trial held a scheduled meeting to review the safety and tolerability data generated in the first patient enrolled in the study and recommended continuation of the study and moving to parallel enrollment of the second and third patients in the advanced cancer cohort, as planned per the study’s protocol.

In late July 2018, we provided a clinical trial update on the AST-OPC1 SCiStar study that highlighted, among other things, the following:

Positive Safety Profile - We have dosed 25 subjects with AST-OPC1 in the SCiStar study and a total of 30 subjects including the five subjects from a previous Phase 1 safety trial in thoracic spinal cord injury who have been followed for as long as seven years.  The results-to-date continue to support the safety of AST-OPC1.

Cell Engraftment - 92% (11/12) of Cohort 3 and 4 subjects have magnetic resonance imaging (MRI) scans at twelve months consistent with the formation of a tissue matrix at the injury site, which is encouraging evidence that AST-OPC1 cells have engrafted at the injury site and helped to prevent cavitation.  The 12-month MRI results-to-date for 94% (17/18) of the Cohort 2-4 subjects provide supportive evidence that AST-OPC1 cells have durably engrafted at the injury site and helped to prevent cavitation.  In addition, 100% (4/4) of Cohort 5 subjects had MRI scans at six months consistent with the formation of a tissue matrix at the injury site.  Cavitation is a destructive process that occurs within the spinal cord following spinal cord injuries, and typically results in permanent loss of motor and sensory function. Additionally, a patient with cavitation can develop a condition known as syringomyelia, which results in additional neurological and functional damage to the patient and can result in chronic pain.

Improved Motor Function - At twelve months, 94% (17/18) of Cohort 2-4 subjects recovered at least one motor level on at least one side and 33% (6/18) of these subjects recovered two or more motor levels on at least one side.  The Company expects to report the 12-month top-line readout for the entire study early in the first quarter of 2019.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three and six months ended June 30, 2018, there have been no other significant changes in our critical accounting policies and estimates.

Results of Operations

Comparison of three and six months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018 and 2017, we recorded net losses of $7.0 million and $8.7 million, respectively. For the six months ended June 30, 2018 and 2017, we recorded net losses of $9.3 million and $15.0 million, respectively.

Revenues

The following table shows certain information about our revenues for the three and six months ended June 30, 2018 and 2017 (in thousands, except for percentages):

	Three Months Ended June 30,		$ Increase/ Decrease	% Increase/ Decrease
	2018	2017
Grant income	$-	$291	$-291	-100%
License revenue	-	-	-	-%
Royalties from product sales	109	25	+84	+336%
Total revenues	109	316	-207	-66%
Cost of sales	(57)	(18)	+39	+217%
Gross profit	$52	$298	$-246	-83%

	Six Months Ended June 30,		$ Increase/ Decrease	% Increase/ Decrease
	2018	2017
Grant income	$-	$2,185	$-2,185	-100%
License revenue	366	-	+366	+100%
Royalties from product sales	221	141	+80	+57%
Total revenues	587	2,326	-1,739	-75%
Cost of sales	(120)	(70)	+50	+71%
Gross profit	$467	$2,256	$-1,789	-79%

Grant income in 2017 was entirely from CIRM, which awarded us a $14.3 million grant for clinical development of AST-OPC1. For the three and six months ended June 30, 2018 we had no similar grant or grant income. For the three and six months ended June 30, 2017, we recognized $291,000 and $2.2 million of this grant income, respectively. Since the clinical trial for AST-VAC2 is being paid for and carried out by CRUK, we do not recognize grant income related to this trial.

License revenue for the six months ended June 30, 2018 results from licensing of certain intellectual property and a material transfer agreement for certain hESC-derived differentiated cells that are unrelated to our core programs.

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

Operating Expenses

The following table shows our operating expenses for the three and six months ended June 30, 2018 and 2017 (in thousands, except for percentages):

	Three Months Ended June 30,		$ Increase/ Decrease	% Increase/ Decrease
	2018	2017
Research and development expenses	$3,617	$6,984	$-3,367	-48%
General and administrative expenses	1,987	1,847	+140	+8%

	Six Months Ended June 30,		$ Increase/ Decrease	% Increase/ Decrease
	2018	2017
Research and development expenses	$7,243	$13,582	$-6,339	-47%
General and administrative expenses	3,899	6,314	-2,415	-38%

Research and development expenses – Research and development expenses decreased $3.4 million to $3.6 million for the three months ended June 30, 2018 compared to $7.0 million for the three months ending June 30, 2017. This decrease was largely associated with a reduction in staffing and related costs of $1.7 million, clinical trial expenses of $0.6 million, outside research and quality control testing of $0.8 million and contract manufacturing and process development costs of $0.3 million. In December 2017, Asterias completed a significant reduction in staffing and curtailed certain operations, which resulted in a reduction of the Company’s operating expenses and cash utilization.

Research and development expenses decreased $6.3 million to $7.2 million for the six months ended June 30, 2018 compared to $13.6 million for the six months ending June 30, 2017. This decrease was largely associated with a reduction in staffing and related costs of $3.2 million, clinical trial expenses of $1.1 million, outside research and quality control testing of $1.3 million and contract manufacturing and process development costs of $0.7 million. In December 2017, Asterias completed a significant reduction in staffing and curtailed certain operations, which resulted in a reduction of the Company’s operating expenses and cash utilization.

General and administrative expenses – General and administrative expenses remained relatively flat for the three months ended June 30, 2018 compared to the same period in 2017.

General and administrative expenses decreased by approximately $2.4 million to $3.9 million for the six months ended June 30, 2018 compared to $6.3 million for the same period in 2017. The decrease in general and administrative expense is primarily attributable to a decrease of $2.0 million in shareholder warrant distribution expense related to revaluing warrants outstanding and $0.3 million in reduced staffing related expenses resulting from the December 2017 reduction in staffing.

Other income/(expense), net

Other income/(expense), net – Other expense, net, in 2018 and 2017 consists primarily of the change in fair value of the warrants classified as liabilities and the changes in fair value of our investments in marketable equity securities.

Income Taxes

Management believes that our net operating losses incurred during the three and six months ended June 30, 2018 will result in no income tax benefits in the current year due to the full valuation allowance as of December 31, 2017 and a full valuation allowance expected on our net deferred tax assets for the year ending December 31, 2018.

Liquidity and Capital Resources

At June 30, 2018, we had $9.3 million of cash, cash equivalents and restricted cash and held 2,621,811 shares of BioTime common stock and 73,176 shares of OncoCyte common stock, with a market value of $5.4 million and $0.2 million, respectively. We may raise capital from time to time through the sale of shares of our Series A common stock or other derivatives, and our BioTime or OncoCyte common shares. We may sell shares of our Series A common stock or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), including in at-the-market transactions, or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE American or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We may also sell some or all of our BioTime common shares and OncoCyte common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of shares of our Series A common stock, our BioTime common shares, OncoCyte common shares or other securities. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell shares of our Series A common stock, our BioTime common shares, our OncoCyte common shares or other securities in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

On March 28, 2017, we entered into an amendment to our at-the-market (ATM) Sales Agreement, dated April 10, 2015, with MLV. The amendment to the Sales Agreement was entered into by us, MLV and FBR Capital Markets & Co. (“FBR” and together with MLV, the “Agents”), which acquired MLV. Under the Sales Agreement, as amended, we may issue and sell shares of its Series A common stock having an aggregate offering price of up to $25 million from time to time on or after March 28, 2017, through the Agents, subject to certain limitations, including the number of shares registered and available under our previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-215154) (the “Registration Statement”). For the six months ended June 30, 2018, we sold 713,430 shares of Series A common stock for gross proceeds of approximately $1.2 million under this ATM agreement with approximately $21.5 million of Asterias common stock available for issuance and sale pursuant to the terms of the ATM Sales Agreement. For the six months ended June 30, 2017, we sold 1.6 million shares of Series A common stock for gross proceeds of approximately $6.7 million.

We plan to use the proceeds and other cash we have available for general corporate purposes, including to fund our ongoing clinical programs, to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses.

Since inception, we have incurred net losses and have funded our operations primarily through the sales of our marketable equity securities, issuance of common stock, warrants, license fees, payments from research grants, and royalties from product sales. At June 30, 2018 we had an accumulated deficit of $127.8 million, working capital of $13.5 million and stockholders’ equity of $28.1 million. We have evaluated our projected cash flows and believe that our cash, cash equivalents, and restricted cash of $9.3 million as of June 30, 2018 and our marketable equity securities of $5.6 million as of June 30, 2018, will be sufficient to fund our operations through at least the next twelve months from the issuance date of these financial statements. Additionally, in December 2017 we expanded our operating expense reduction efforts in order to further reduce our cash usage. If the value of our marketable equity securities decreases or we are unable to obtain future adequate financing for our clinical trials, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail our operations. Future financings may not be available to us at acceptable terms, or at all. Sales of additional issued equity securities would result in the dilution of interests of current shareholders.

During the six months ended June 30, 2018, our total research and development expenditures were $7.2 million and our general and administrative expenses were $3.9 million. Our sources of cash during the six months ended June 30, 2018 primarily consisted of $2.5 million from sales of our marketable equity securities and $1.1 million in from sales of Asterias equity securities. As of June 30, 2018 and December 2017, we had a working capital surplus of $13.5 million and $19.2 million, respectively.

Cash used in operations

Net cash used in operating activities during the six months ended June 30, 2018 amounted to $7.1 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to the following non-cash items: $1.3 million of stock-based compensation , $1.3 million in amortization of intangible assets, $476,000 of stock issued in lieu of cash to a contract vendor, $513,000 in depreciation and amortization expense, and a $260,000 loss on the change in fair value of equity investment securities offset by $1.9 million in non-cash decrease on the Asterias Offering Warrants classified as a liability. The remaining $115,000 is associated with changes in our operating assets and liabilities, primarily related to decreases in accounts payable and other accrued liabilities.

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

Investing and financing activities

During the six months ended June 30, 2018, we had $2.5 million for cash provided by investing activities, which was related to the sales of our marketable equity securities.

During the six months ended June 30, 2018, Asterias raised $1.2 million in proceeds under its ATM from the sale of 713,430 shares of its common stock at a weighted average price of $1.64 per share, offset by $272,000 related to the payment of capital lease liabilities and lease liabilities $161,000 related to payments of taxes for vesting of employees restricted stock units.

During the six months ended June 30, 2017, we used $79,000 to purchase equipment.

During the six months ended June 30, 2017, Asterias raised approximately $6.7 million in gross proceeds under its ATM from the sale of 1,645,549 shares of its common stock at a weighted average price of $4.07 per share.

Contractual Obligations

As of June 30, 2018, there were no material changes to the contractual obligations information in Item 7 in our Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Asterias’ qualitative and quantitative market risk since the disclosure in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2017, except as follows.

Marketable equity securities at fair value

As of June 30, 2018, we held 2,621,811 shares of BioTime common stock and 72,975 shares of OncoCyte common stock at fair value. Our marketable equity securities’ values are subject to changes in the stock price of BioTime and OncoCyte. BioTime common stock trades on the NYSE American under the ticker “BTX” and OncoCyte common stock trades on the NYSE American under the ticker “OCX”. As of June 30, 2018, the 52-week high/low stock price per share range for BioTime and OncoCyte shares were $2.00 - $3.19 and $1.10 - $7.64, respectively.

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

Pursuant to the approval of the the Company's shareholders at the 2018 Annual Meeting of Shareholders, on July 16, 2018, the Company filed an Amendment to its Certificate of Incorporation to increase the number  of shares of authorized Series A Common Stock, $0.0001 par value per share from 75,000,000 shares to 125,000,000 shares.

Item 6.	Exhibits

Exhibit Number		Description
3.1	*	Certificate of Amendment to the Company's Certificate of Incorporation
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	XBRL Instance Document
101.INS	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date: August 9, 2018	/s/ Michael H. Mulroy
Michael H. Mulroy
President and Chief Executive Officer

Date: August 9, 2018	/s/ Ryan Chavez
Ryan Chavez
Chief Financial Officer