Form 10-Q
period 2018-09-30
Asterias Biotherapeutics, Inc.
filed 2018-11-09
CIK 1572552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,658,684 shares of Series A Common Stock, $0.0001 par value, as of October 29, 2018.

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

Item 1.	Financial Statements

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

	September 30, 2018 (Unaudited)	December 31, 2017 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,424	$13,166
Marketable equity securities	6,161	8,329
Receivables	2,429	34
Prepaid expenses and other current assets	748	1,187
Total current assets	15,762	22,716

NONCURRENT ASSETS
Intangible assets, net	13,430	15,444
Property, plant and equipment, net	598	4,543
Other assets	24	389
TOTAL ASSETS	$29,814	$43,092

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,017	$2,958
Deferred rent and lease incentives, current	402	—
Capital lease liability, current	7	7
Lease liability, current	—	556
Total current liabilities	2,426	3,521

NONCURRENT LIABILITIES
Warrant liability	703	2,757
Deferred revenue	1,000	—
Capital lease liability, noncurrent	9	14
Deferred rent and lease incentives, noncurrent	1,171	316
Lease liability, noncurrent	—	2,941
TOTAL LIABILITIES	5,309	9,549

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	—	—
Common Stock, $0.0001 par value, authorized 125,000 shares of Series A Common Stock and 75,000 shares of Series B Common Stock; 55,659 and 54,051 shares of Series A Common Stock issued and outstanding at September 30, 2018 and December 31, 2017, respectively; no shares of Series B Common Stock issued and outstanding at September 30, 2018 and December 31, 2017	6	5
Additional paid-in capital	156,760	152,136
Accumulated other comprehensive loss	—	(6,498)
Accumulated deficit	(132,261)	(112,100)
Total stockholders’ equity	24,505	33,543
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,814	$43,092

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Grant income	$—	$1,526	$—	$3,711
License revenue	—	—	366	—
Royalties from product sales	116	162	337	303
Total revenue	116	1,688	703	4,014
Cost of sales	(57)	(81)	(177)	(151)
Gross profit	59	1,607	526	3,863

EXPENSES
Research and development	3,510	6,624	10,753	20,206
General and administrative	1,910	2,046	5,809	8,360
Total operating expenses	5,420	8,670	16,562	28,566

Loss from operations	(5,361)	(7,063)	(16,036)	(24,703)

OTHER INCOME/(EXPENSE)
Gain from change in fair value on warrant liability	169	506	2,054	3,404
Gain from change in fair value of marketable equity securities	830	—	570	—
Interest expense, net	(88)	(112)	(289)	(351)
Other expense, net	(4)	(140)	(47)	(174)
Total other income/(expense), net	907	254	2,288	2,879

NET LOSS	$(4,454)	$(6,809)	$(13,748)	$(21,824)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.14)	$(0.25)	$(0.44)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	55,531	49,771	54,956	49,110

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET LOSS	$(4,454)	$(6,809)	$(13,748)	$(21,824)
Other comprehensive loss:
Unrealized loss on marketable equity securities, net of taxes	—	(764)	—	(2,892)
Realized gain on marketable equity securities, net of taxes	—	118	—	118
Total other comprehensive loss	—	(646)	—	(2,774)
COMPREHENSIVE LOSS	$(4,454)	$(7,455)	$(13,748)	$(24,598)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASTERIAS BIOTHERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,748)	$(21,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	761	840
Stock-based compensation	2,060	2,895
Amortization of intangible assets	2,014	2,014
Common stock issued for services in lieu of cash	643	858
Gain from change in fair value of warrant liability	(2,054)	(3,404)
Expense related to distribution warrant extension	—	2,042
(Gain)/loss from change in fair value of marketable equity securities	(570)	118
Loss on disposal of property, plant, and equipment	38	112
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	340	13
Other assets	237	595
Accounts payable, accrued expenses and other current liabilities	(73)	(770)
Deferred rent and lease incentives	315	44
Deferred grant income	—	(2,185)
Net cash used in operating activities	(10,037)	(18,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(237)
Proceeds from the sale of marketable equity securities	2,738	281
Net cash provided by investing activities	2,738	44

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under at-the-market transactions	1,167	8,003
Financing costs for at-the-market sales	(36)	(238)
Proceeds from exercise of stock options	—	23
Repayment of lease liability and capital lease obligation	(414)	(360)
Shares retired to pay for employees’ taxes	(160)	—
Net cash provided by financing activities	557	7,428

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,742)	(11,180)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of period	13,266	19,800
At end of period	$6,524	$8,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$351	$274
Fully vested common stock and restricted stock units issued in payment for accrued employee bonuses	$951	$720

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

Liquidity – Since inception, Asterias has incurred operating losses and has funded its operations primarily through the issuance of shares of Asterias common stock, sales of marketable equity securities that we hold, warrant exercise proceeds, payments from research grants, and royalties from product sales. At September 30, 2018, Asterias had an accumulated deficit of $132.3 million, working capital of $13.3 million and stockholders’ equity of $24.5 million. Asterias has evaluated its projected cash flows and believes that its cash, cash equivalents, and restricted cash of $6.5 million, marketable equity securities of $6.2 million, and $2.4 million of receivables largely related to our Novo agreements (payments were received in early October 2018) as of September 30, 2018, will be sufficient to fund Asterias’ operations through at least twelve months from the issuance date of these financial statements. If the value of Asterias’ marketable equity securities decreases or it is unable to obtain adequate future financing or other sources of funding, it may be required to reduce or curtail its operations. Future financings or other sources of funding may not be available to Asterias at acceptable terms, or at all. Sales of additional issued equity securities would result in the dilution of interests of current shareholders.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations generally included in customer contracts are research and development services for clinical studies or licenses to use intellectual property. Customer contracts for research and development services require significant management judgment to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligation. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. The Company considers licenses for the use of intellectual property “right of use” licenses. The Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. At September 30, 2018, all the performance obligations under the Company’s license agreements have been satisfied as control transferred at contract inception when the customer could benefit from the right of use license. Currently, since none of the Company’s contracts contain more than one performance obligation, no allocation of the transaction price is necessary. However, if the Company enters into an arrangement containing more than one performance obligation the total transaction price will be allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service.

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

Option to License Patents: The Company recognizes revenues from up-front fees associated with granting a material right to, or an option to license certain intellectual property to certain third parties ("optionees"), whereby the option itself is deemed to be a performance obligation of the Company, upon the earlier of a) the date the Company and the optionee enter into a license agreement or b) if no license is consummated, at the end of the period to negotiate a license.

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

Asterias accounts for its marketable equity securities in BioTime and OncoCyte at fair value in accordance with ASC 321-10 Investments-Equity Securities, as the shares have a readily determinable fair value as specified by ASC 820-10 Fair Value Measurement. The securities are quoted on the NYSE American and are held principally for future working capital purposes, as necessary. These securities are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented (see Note 4).

Basic and diluted net loss per share – The computations of basic and diluted net loss per share are as follows (in thousands, except per share data) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,454)	$(6,809)	$(13,748)	$(21,824)
Weighted average common shares outstanding – basic and diluted	55,531	49,771	54,956	49,110
Net loss per share – basic and diluted	$(0.08)	$(0.14)	$(0.25)	$(0.44)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented as they are anti-dilutive (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and restricted stock units	7,047	7,272	7,047	7,272
Warrants	2,813	2,813	2,813	2,813

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

The Company adopted the new standard effective January 1, 2018 under the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. Upon adoption there was an immaterial cumulative effect to the opening accumulated deficit based on the Company’s analysis of the contracts in scope at the transition date.

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

In November 2016, the FASB issued Accounting Standards Update ASU 2016-18, Statement of Cash Flows (Topic 230);  Restricted Cash (ASU 2016-18), which defines new requirements for the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this ASU require retrospective application to each period presented. The Company adopted this guidance effective January 1, 2018 retrospectively. This ASU requires entities to present a statement of cash flows in a manner such that it reconciles beginning and ending totals of cash, cash equivalents, restricted cash or restricted cash equivalents. Also, when cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity should, for each period that a statement of financial position is presented, present on the face of the statement of cash flows or disclose in the notes to the financial statements, the line items and amounts of cash, cash equivalents, and restricted cash or restricted cash equivalents reported within the statement of financial position. The amounts, disaggregated by the line item in which they appear within the statement of financial position, shall sum to the total amount of cash, cash equivalents, and restricted cash or restricted cash equivalents at the end of the corresponding period shown in the statement of cash flows. The Company has adopted this guidance and the ending cash, cash equivalents, and restricted cash balance includes the $100,000 Asterias holds as restricted cash.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. Although Asterias has not completed its evaluation of the impact of the adoption of ASU 2016-02, Asterias currently holds operating leases (see Note 8). As a result, the adoption of ASU 2016-02 could have a material impact to Asterias’ financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 supersedes the guidance for equity-based payments to non-employees (Topic ASC 505-50). Under the new standard, an entity should treat equity-based payments to nonemployees the same as stock-based compensation to employees in most cases. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is assessing ASU 2018-13 and does not expect it to have a material impact on its consolidated financial statements.

3. Balance Sheet Components

Property, plant and equipment, net

As of September 30, 2018 and December 31, 2017, property, plant and equipment consisted of the following (in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Furniture, fixtures and leasehold improvements	$40	$5,275
Computers, machinery and equipment	1,753	2,112
	1,793	7,387
Less - accumulated depreciation and amortization	(1,195)	(2,844)
Property, plant and equipment, net	$598	$4,543

Depreciation and amortization expense for the three and nine months ended September 30, 2018 was $248,000 and $761,000, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2017 was $285,000 and $840,000, respectively.

On September 28, 2018, the Company’s office and research facility lease in Fremont, California (Fremont Lease) was terminated (see Note 8). Upon of the termination of the Fremont Lease, Novo Nordisk Research Center Seattle Inc. (“NNRCSI”) entered into a new lease of the facilities with the landlord and a sublease agreement with the Company for part of the facility. As a result, the Company derecognized its leasehold improvements at the office and research facility with a net book value of $3.0 million and the related lease liability to the landlord of $3.1 million. This resulted in a net gain of $76,000 which is included in the deferred rent and lease incentives on the balance sheet at September 30, 2018 and will be amortized over the term of the sublease.

Additionally, on September 28, 2018, the Company sold certain laboratory equipment to NNRCSI which it is leasing back under the sublease agreement (see Note 8). The gain on the asset sale and lease back totaling $116,000 is included in the deferred rent and lease incentives on the balance sheet at September 30, 2018 and will be amortized over the term of the sublease for the research facility space.

Receivables

As of September 30, 2018 and December 31, 2017 the Company had a receivables balance of $2.4 million and $34,000, respectively. The balance as of September 30, 2018, was largely comprised of amounts related to the Novo Nordisk option agreement payment due of $1.0 million combined with the NNRCSI lease incentive and sale of fixed asset payments due of $750,000 and $250,000, respectively. Additionally, the deposit previously held by the Landlord for our Fremont lease, which is now payable to the Company is included in the receivables balance as of September 30, 2018.

Prepaid and other current assets

Restricted cash in the amount of $100,000 is included in prepaid and other current assets on the balance sheet as of September 30, 2018 and December 31, 2017.  This certificate of deposit is held as customary collateral for the Company’s credit card program.

Deferred revenue

During the three months ended September 30, 2018, the Company and Novo Nordisk A/S ("Novo Nordisk") entered into an option for Novo Nordisk or its designated U.S. affiliate to license, on a non-exclusive basis, certain intellectual property related to culturing pluripotent stem cells, such as hES cells, in suspension. Under the terms of the option, Asterias will receive a one-time upfront payment of $1.0 million, in exchange for a 24-month period to negotiate a non-exclusive license during which time Asterias has agreed to not grant any exclusive licenses inconsistent with the Novo Nordisk option. This option is considered a performance obligation as it provides NNRCSI with a material right that NNRCSI would not receive without entering into the contract. This $1.0 million has been included in deferred revenue on the Company's balance sheet at September 30, 2018. The Company will recognize revenue from the option agreement at the earlier of a) the date the Company and Novo Nordisk enter into a license agreement or b) if no license agreement is consummated, at the end of the 24-month period to negotiate a non-exclusive license.

4. Investments in BioTime and OncoCyte

Investment in BioTime

The BioTime common shares held by the Company are included in marketable equity securities at fair value in current assets on the balance sheets because the shares are traded on NYSE American under the (symbol “BTX”) and are available for working capital purposes. During the three months ended September 30, 2018, Asterias did not sell any BioTime shares. During the nine months ended September 30, 2018 Asterias sold 859,274 of its BioTime common shares. The weighted-average price of the shares sold for the nine months ended September 30, 2018 was $2.59. As of September 30, 2018 and December 31, 2017, Asterias held 2,621,811 and 3,481,085 BioTime shares, respectively. As of September 30, 2018 and December 31, 2017, the BioTime common shares were valued at $6.2 million and $7.5 million, respectively, based on the closing price on those dates.

Investment in OncoCyte

The OncoCyte common shares are included in marketable equity securities at fair value in current assets on the balance sheets because the shares are traded on NYSE American (symbol “OCX”) and are available for working capital purposes. During the three and nine months ended September 30, 2018, Asterias sold 73,175 and 181,756 of its OncoCyte common shares at a weighted-average price of $3.56 and $3.12, respectively.  As of September 30, 2018, Asterias did not hold any OncoCyte common shares. As of December 31, 2017, Asterias held 181,756 OncoCyte common shares valued at $0.8 million, based on the closing price on that date.

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

The unrealized gains for the three and nine months ended September 30, 2018 related to marketable equity securities held is calculated as follows (in thousands) (unaudited):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net gains recognized on marketable equity securities	$830	$570
Less: Net gains recognized on marketable equity securities sold	69	46
Unrealized gains recognized on marketable equity securities held at September 30, 2018	$761	$524

5. Intangible Assets

Intangible assets net of accumulated amortization at September 30, 2018 and December 31, 2017 are shown in the following table (in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Intangible assets	$26,860	$26,860
Less- accumulated amortization	(13,430)	(11,416)
Intangible assets, net	$13,430	$15,444

Asterias recognized $0.7 million and $2.0 million in amortization expense of intangible assets during the three and nine months ended September 30, 2018 and 2017, respectively.

6. Common Stock and Warrants

As of September 30, 2018 and December 31, 2017, Asterias had issued and outstanding 55,658,684 and 54,051,142 shares of Series A common stock and no shares of Series B common stock, respectively.

Common Stock Issuance

On March 28, 2017, Asterias entered into an amendment to its at-the-market (ATM) Sales Agreement, dated April 10, 2015, with MLV & Co. (“MLV”). The amendment to the Sales Agreement was entered into by Asterias, MLV and FBR Capital Markets & Co. (“FBR” and together with MLV, the “Agents”), which acquired MLV. In June 2017, FBR was acquired by B. Riley, and together operates as B. Riley FBR, Inc. Under the Sales Agreement, as amended, Asterias may issue and sell shares of its Series A common stock having an aggregate offering price of up to $25 million from time to time on or after March 28, 2017, through the Agents, subject to certain limitations, including the number of shares registered and available under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-215154) (the “Registration Statement”). For the nine months ended September 30, 2018, Asterias sold 713,430 shares of Series A common stock for gross proceeds of approximately $1.2 million under this ATM agreement with approximately $21.5 million of Asterias common stock available for issuance and sale pursuant to the terms of the ATM Sales Agreement. For the nine months ended September 30, 2017, Asterias sold 2.0 million shares of Series A common stock for gross proceeds of approximately $8.0 million.

For the nine months ended September 30, 2018 and 2017, pursuant to a services agreement with Cell Therapy Catapult Services Limited, Asterias issued 364,727 and 217,193 shares of Asterias Series A common stock with a fair value of $643,000 and $858,000 respectively (see Note 11).

For the nine months ended September 30, 2018, Asterias issued 487,529 shares of Series A common stock with a fair value of $951,000 in payment of accrued employee bonuses.  For the nine months ended September 30, 2017, Asterias issued 201,112 shares of Series A common stock with a fair value of $720,000 in payment of accrued employee bonuses.

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

At September 30, 2018, based on a valuation performed on the Asterias Offering Warrants using the methodology described above, the fair value of the Asterias Offering Warrants liability was $0.7 million, resulting in Asterias recording a noncash gain of $2.1 million for the nine months ended September 30, 2018, included in other income and expenses, net, in the Condensed Statements of Operations.

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

7. Stock-Based Compensation

The following table shows the stock-based compensation expenses included in the operating expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$355	$518	$1,076	$1,598
General and administrative	364	389	984	1,297
Total stock-based compensation expense	$719	$907	$2,060	$2,895

The weighted average assumptions used to calculate the grant date fair value of the Company's stock options granted during the three and nine month periods ended September 30, 2018 and 2017 are as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected life (in years)	6.08	6.08	5.96	5.76
Risk-free interest rates	2.86%	1.85%	2.68%	1.88%
Volatility	73.15%	73.31%	71.27%	74.73%
Dividend yield	—	—	—	—

The risk-free interest rate is based on the interest rates in effect at the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. A dividend yield of zero is applied since Asterias has not historically paid dividends and does not expect to pay dividends in the foreseeable future. The expected volatility is based upon the volatility of Asterias’ own trading stock and a group of publicly traded industry peer companies. The expected term of options granted is derived using the simplified method under SEC Staff Accounting Bulletin Topic 14.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Asterias had made different assumptions, its stock-based compensation expense and net loss for the three and nine months ended September 30, 2018 and 2017 may have been significantly different.

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

Under the Services Agreement, Cognate is performing under an Initial Statement of Work process development studies in support of Asterias’ clinical and commercial development activities of AST-VAC1 and production and manufacturing services of AST-VAC1 under cGMP under the Second Statement of Work. In consideration for the process development services set forth in the Initial Statement of Work, Asterias agreed to make aggregate payments of up to approximately $1.7 million in fees over the term of the Initial Statement of Work and pay for additional pass through costs for materials and equipment estimated by management to be approximately $0.5 million. In consideration of the production and manufacturing services set forth in the Second Statement of Work, once the services under the Initial Statement of Work are completed and if Asterias receives United States Food and Drug Administration ("FDA") concurrence on the clinical protocol for an AST-VAC1 trial, then Asterias will make an initial start-up payment, a monthly payment for dedicated manufacturing capacity, and certain other manufacturing fees.

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

The Services Agreement will expire on the later of (a) August 3, 2019; or (b) the completion of all services contracted for by the parties in the Statements of Work under the Services Agreement prior to August 3, 2019. The term of the Services Agreement and any then pending Statements of Work thereunder may be extended by Asterias continuously for additional two year periods upon written notice to Cognate with at least 30 days prior to the expiration of the then-current term.

The Services Agreement provides certain termination rights to each party and customary provisions relating to indemnity, confidentiality and other matters. Asterias incurred $47,000 and $536,000 of expense to Cognate pursuant to the Services Agreement for the nine months ended September 30, 2018 and 2017, respectively.  As of January 31, 2018, Cognate has completed the activities under SOW 1 but the Company has not provided notice to commence activities under SOW 1.5.

Fremont Lease

On December 30, 2013, Asterias entered into a lease for an office and research facility located in Fremont, California ("Fremont Lease"), consisting of an existing building with approximately 44,000 square feet of space ("Leased Space"). Asterias completed the tenant improvements in November 2015, which cost approximately $4.9 million, of which the maximum of $4.4 million was paid to Asterias by the landlord. Asterias placed the asset into service in November 2015 and is amortizing the leasehold improvements and the landlord liability over the remaining lease term through September 30, 2022.

On September 28, 2018, the Company terminated the Fremont Lease agreement with the landlord. Simultaneously with the termination of the Lease, Novo Nordisk Research Center Seattle, Inc. ("NNRSCI"), an affiliate of Novo Nordisk, a Denmark-based multinational pharmaceutical company, entered into a new lease agreement with the landlord for the Leased Space, whereupon the Company and NNRSCI immediately entered into a sublease agreement for the Company to occupy and use part of the Leased Space (the “Sublease”). Upon execution of the Sublease, the Company received approximately $1.1 million from Novo Nordisk. The Company did not incur any early termination fees in in connection with the termination of the Fremont Lease.

The Company has accounted for the Fremont Lease termination, Sublease, and other related agreements with the landlord and the affiliate of Novo Nordisk and as follows:

1) The $1.1 million received from Novo Nordisk has been accounted for as lease incentives to enter into the sublease under ASC 840-10-35, and will be recognized as a reduction of rent expense over the Sublease term for the office space of 39 months. This amount is included in the deferred rent and lease incentives on the balance sheet. As of September 30, 2018 and December 31, 2017, the deferred rent and lease incentives were $1.6 million and $316,000, respectively.

2) Upon termination of the Fremont Lease agreement with the landlord, the leasehold improvements of $3.0 million (net of accumulated depreciation) and the related lease liability of $3.1 million to the landlord were derecognized and the resulting gain of $76,000 is included in the deferred rent and lease incentives and will be recognized over the Sublease term under ASC 840. Additionally, Asterias sold certain fixed assets (laboratory equipment) to Novo Nordisk. This equipment had a net book value of $134,000. The gain on the sale of the laboratory equipment of $116,000 is included in the deferred rent and lease incentives and will be recognized over the sublease term, for the research space of 25 months, as this transaction is deemed to be a sale-leaseback transaction.

On September 28, 2018, Asterias entered into a Sublease agreement for office and research facilities located at its current location in Fremont, California. This sublease initially consists of a total of 31,373 square feet of space of which 16,452 square feet of space is for the exclusive use of Asterias and 14,921 square feet of space that will be shared with the sublessor. On October 31, 2020, the sublease space will be reduced to 23,108 square feet of space, excluding the research space. The leased facilities are being used by Asterias as a combined office and research facility. Under the terms of the Sublease, the initial monthly rent for the subleased space is $67,814. As a result of the Sublease, the Company expects to lower its facilities related costs over the next several years by approximately $1.0 million annually. The Sublease expires on December 31, 2021. The Company may terminate the Sublease, with no penalty, prior to its expiration upon three months prior written notice.

As of September 30, 2018, minimum sublease payments are as follows (in thousands) (unaudited):

Year	Minimum Lease Payments
2018	$203
2019	820
2020	812
2021	681
Total	$2,516

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

Indemnification

In the normal course of business, Asterias may provide indemnifications of varying scope under Asterias’ agreements with other companies or consultants, typically Asterias’ clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Asterias will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Asterias’ products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Asterias products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Asterias could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Asterias has not been subject to any claims or demands for indemnification. Asterias also maintains various liability insurance policies that limit Asterias’ exposure. As a result, Asterias believes the fair value of these indemnification agreements is minimal. Accordingly, Asterias has not recorded any liabilities for these agreements as of September 30, 2018 and December 31, 2017.

9. Shared Facilities and Services Agreement

BioTime

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

BioTime allocated $10,000 and $117,000 of general overhead expenses to Asterias during the nine months ended September 30, 2018, and 2017, respectively. At September 30, 2018, Asterias had no net payable to BioTime under the Shared Services Agreement.

Novo Nordisk Research Center Seattle, Inc.

On September 28, 2018, Asterias and Novo Nordisk Research Center Seattle, Inc. ("NNRCSI") executed a Sublease Agreement which includes a provision for shared facilities and services costs. Under the terms of this agreement, Asterias has the right to exclusive use a certain portion of the facilities and a shared use of a certain portion of the facilities. Additionally, it allows for shared use of certain equipment located at Fremont, California, for the sole purpose of conducting Asterias’ business. For each billing period, the common facilities costs will be prorated and allocated (based on space usage) between NNRCSI and Asterias.

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

Management believes that the Asterias net operating losses generated during the nine months ended September 30, 2018 will result in no income tax benefit or provision in the current year due to the full valuation allowance on its net deferred tax assets for the year ended December 31, 2017 and a full valuation allowance expected on its net deferred tax assets for the year ending December 31, 2018.

For state income tax purposes, Asterias has a full valuation allowance on its state deferred tax assets as of September 30, 2018 and December 31, 2017. Accordingly, no state tax provision or benefit was recorded for any period presented.

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

11. License and Royalty Obligations

Services Agreement with Cell Therapy Catapult Services Limited

In October 2015, Asterias entered into a Services Agreement (the “Services Agreement”) with Cell Therapy Catapult Services Limited (“Catapult”), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property and will develop a scalable manufacturing and differentiation process for Asterias’ human embryonic stem cell derived dendritic cell cancer vaccine development program. In consideration for the license and Catapult’s performance of services, at the time of the Services Agreement Asterias agreed to make aggregate payments of up to GBP £4,350,000 over the period from October 2015 through January 2020 (approximately $5.7 million based on the foreign currency exchange rate on September 30, 2018). At the option of Asterias, up to GBP £3,600,000 (approximately $4.7 million based on the foreign currency exchange rate on September 30, 2018) of such payments historically may have been settled in shares of Asterias Series A common stock instead of cash. Commencing January 1, 2018, all payments due will be made in shares of Asterias Series A common stock. If Catapult is unable to sell the stock in the market within 60 days of issuance, after reasonable and diligent efforts through its broker, Catapult may request that the unsold portion of the stock payment, if any, be paid by Asterias in cash at a value equal to approximately 91% of the total amount that was issued in stock. This right by Catapult to have unsold shares redeemed by to Asterias for cash expires upon the earlier to occur of the sale of the stock in the market or after 60 days of issuance.

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

During the nine months ended September 30, 2018 and 2017 Asterias paid $643,000 and $1.2 million, respectively, for services pursuant to the Services Agreement. Asterias paid $295,000 in cash for these services for the nine months ended September 30, 2017 and the remainder was paid with Asterias Series A common stock. Asterias issued Series A common stock to pay for services for the nine months ended September 30, 2018. For the nine months ended September 30, 2018 and 2017 Asterias issued 364,727 and 217,193 shares of Asterias Series A common stock, respectively, with fair values of $643,000 and $858,000, respectively, at the time of issuance which Asterias subsequently reclassified into permanent equity.

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

Asterias received an initial payment from CIRM in the amount of $917,000 during October 2014 and had received $12.8 million through December 31, 2016. In September 2017, Asterias received the final $1.5 million payment under the CIRM grant which was due upon achievement of certain progress milestones. Asterias had no deferred grant income relating to the CIRM grant as of September 30, 2018 and December 31, 2017.  Asterias recognized no grant income for the three and nine months ended September 30, 2018 and $1.5 million and $3.7 million in grant income for the three and nine months ended September 30, 2017, respectively.

13. Subsequent Events

On November 7, 2018, we entered into a definitive agreement with BioTime, pursuant to which BioTime will acquire all of our outstanding shares that BioTime does not already own, in a stock-for-stock transaction pursuant to which our shareholders will receive 0.71 shares of BioTime common share for every share of our common stock.  Following the transaction, our shareholders will own approximately 16.2% of BioTime, based on the number of BioTime shares outstanding on November 7, 2018.  If the transaction is consummated, we would cease to exist as a public company and BioTime will consolidate our operations and results with its consolidated results beginning upon the consummation of the transaction.  The transaction is subject to certain customary closing conditions, including approval of our shareholders, as well as the shareholders of BioTme.

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

Like chimeric antigen receptor, or CAR-T, therapies, AST-VAC1 is an “autologous” therapy meaning that it is sourced from a patient’s own cells through a standard process known as leukapheresis. For AST-OPC1 and AST-VAC2, we use human embryonic stem (“hES”) cell lines, which were originally isolated in the 1990s and which have almost unlimited capacity to expand and differentiate into the various cell types of the body. For AST-OPC1, hES cells are induced to become an oligodendrocyte progenitor cell population that supplements the body’s natural axon remyelination function, which can be damaged or otherwise rendered insufficient as a result of certain neurological events or conditions including spinal cord injury. For AST-VAC2, the hES cells are differentiated to mature dendritic cells that educate the immune system to target telomerase, a protein produced by most tumor cells.

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

Recent Developments

In June 2018, we announced enrollment and dosing of the first patient in the Phase 1 clinical trial of AST-VAC2 in NSCLC. This initial clinical trial will examine the safety and tolerability of AST-VAC2 in NSCLC as the study’s primary endpoints.  Secondary and tertiary endpoints of the study include evaluations of the immunogenicity of AST-VAC2 in NSCLC.  In July 2018, we announced that the Safety Review Committee for the trial held a scheduled meeting to review the safety and tolerability data generated in the first patient enrolled in the study and recommended continuation of the study and moving to parallel enrollment of the second and third patients in the advanced cancer cohort, as planned per the study’s protocol. In September 2018, we announced that the Safety Review Committee for the first clinical trial of VAC2 held its second scheduled meeting to review the safety and tolerability data generated in patients two and three enrolled in the study and recommended continuation of the study and moving to open enrollment in the advanced disease cohort, as planned per the study’s protocol. The fourth patient in the study to receive VAC2 has recently been dosed and enrollment for the study is ongoing.

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

In September 2018, we announced that the FDA has accepted our request to meet to discuss proposed next steps for the OPC1 clinical development program. The meeting with the FDA under OPC1's RMAT designation is scheduled to take place in November 2018. In October 2018, we announced a positive outcome from an independent Data Review Panel's review of the data generated by patients enrolled in the SCiStar study.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three and nine months ended September 30, 2018, there have been no other significant changes in our critical accounting policies and estimates.

Results of Operations

Comparison of three and nine months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018 and 2017, we recorded net losses of $4.5 million and $6.8 million, respectively. For the nine months ended September 30, 2018 and 2017, we recorded net losses of $13.7 million and $21.8 million, respectively.

Revenues

The following table shows certain information about our revenues for the three and nine months ended September 30, 2018 and 2017 (in thousands, except for percentages):

	Three Months Ended September 30,		$ Increase/	% Increase/
	2018	2017	Decrease	Decrease
Grant income	$—	$1,526	$(1,526)	(100)%
Royalties from product sales	116	162	(46)	(28)%
Total revenues	116	1,688	(1,572)	(93)%
Cost of sales	(57)	(81)	24	30%
Gross profit	$59	$1,607	$(1,548)	(96)%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2018	2017	Decrease	Decrease
Grant income	$—	$3,711	$(3,711)	(100)%
License revenue	366	—	366	100%
Royalties from product sales	337	303	34	11%
Total revenues	703	4,014	(3,311)	(82)%
Cost of sales	(177)	(151)	(26)	(17)%
Gross profit	$526	$3,863	$(3,337)	(86)%

Grant income in 2017 was entirely from CIRM, which awarded us a $14.3 million grant for clinical development of AST-OPC1. For the three and nine months ended September 30, 2018 we had no grant or income. For the three and nine months ended September 30, 2017, we recognized $1.5 million and $3.7 million of this grant income, respectively. Since the clinical trial for AST-VAC2 is being paid for and carried out by CRUK, we do not recognize grant income related to this trial.

License revenue for the nine months ended September 30, 2018 results from licensing of certain intellectual property and a material transfer agreement for certain hESC-derived differentiated cells that are unrelated to our core programs.

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

Operating Expenses

The following table shows our operating expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands, except for percentages):

	Three Months Ended September 30,		$ Increase/	% Increase/
	2018	2017	Decrease	Decrease
Research and development expenses	$3,510	$6,624	$(3,114)	(47)%
General and administrative expenses	1,910	2,046	(136)	(7)%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2018	2017	Decrease	Decrease
Research and development expenses	$10,753	$20,206	$(9,453)	(47)%
General and administrative expenses	5,809	8,360	(2,551)	(31)%

Research and development expenses – Research and development expenses decreased $3.1 million to $3.5 million for the three months ended September 30, 2018 compared to $6.6 million for the three months ending September 30, 2017. This decrease was largely associated with a reduction in staffing and related costs of $1.4 million, clinical trial expenses of $0.6 million, and contract manufacturing and process development costs of $0.1 million. In December 2017, Asterias completed a significant reduction in staffing and curtailed certain operations, which resulted in a reduction of the Company’s operating expenses and cash utilization.

Research and development expenses decreased $9.5 million to $10.8 million for the nine months ended September 30, 2018 compared to $20.2 million for the nine months ending September 30, 2017. This decrease was largely associated with a reduction in staffing and related costs of $4.6 million, clinical trial expenses of $1.7 million, outside research and quality control testing of $1.3 million and contract manufacturing and process development costs of $0.7 million. In December 2017, Asterias completed a significant reduction in staffing and curtailed certain operations, which resulted in a reduction of the Company’s operating expenses and cash utilization.

General and administrative expenses – General and administrative expenses remained relatively flat for the three months ended September 30, 2018 compared to the same period in 2017.

General and administrative expenses decreased by approximately $2.6 million to $5.8 million for the nine months ended September 30, 2018 compared to $8.4 million for the same period in 2017. The decrease in general and administrative expense is primarily attributable to a decrease of $2.0 million in shareholder warrant distribution expense related to revaluing warrants outstanding and $0.3 million in reduced staffing related expenses resulting from the December 2017 reduction in staffing.

Other income/(expense), net

Other expense, net, in 2018 and 2017 consists primarily of the change in fair value of the warrants classified as liabilities and the changes in fair value of our investments in marketable equity securities.

Income Taxes

Management believes that our net operating losses incurred during the three and nine months ended September 30, 2018 will result in no income tax benefits in the current year due to the full valuation allowance as of December 31, 2017 and a full valuation allowance expected on our net deferred tax assets for the year ending December 31, 2018.

Liquidity and Capital Resources

At September 30, 2018, we had $6.5 million of cash, cash equivalents and restricted cash, held 2,621,811 shares of BioTime common stock, with a market value of $6.2 million, and $2.4 million of receivables largely related to our Novo agreements (payments were received in early October 2018) as of September 30, 2018. We may raise capital from time to time through the sale of shares of our Series A common stock or other derivatives, and our BioTime shares. We may sell shares of our Series A common stock or other securities in public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”), including in at-the-market transactions, or in private placements to select investors. We may sell our BioTime common shares, from time to time, by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE American or any other existing trading market for the common shares in the U.S. or to or through a market maker, at prices related to the prevailing market price, or through block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction, or through one more of the foregoing transactions. We may also sell some or all of our BioTime common shares by any other method permitted by law, including in privately negotiated transactions. We will bear all broker-dealer commissions payable in connection with the sale of shares of our Series A common stock, our BioTime common shares, or other securities. Broker-dealers may receive commissions or discounts from us (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The prices at which we may issue and sell shares of our Series A common stock, our BioTime common shares, or other securities in the future are not presently determinable and will depend upon many factors, including prevailing prices for those securities in the public market.

On March 28, 2017, we entered into an amendment to our at-the-market (ATM) Sales Agreement, dated April 10, 2015, with MLV. The amendment to the Sales Agreement was entered into by us, MLV and FBR Capital Markets & Co. (“FBR” and together with MLV, the “Agents”), which acquired MLV. Under the Sales Agreement, as amended, we may issue and sell shares of its Series A common stock having an aggregate offering price of up to $25 million from time to time on or after March 28, 2017, through the Agents, subject to certain limitations, including the number of shares registered and available under our previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-215154) (the “Registration Statement”). For the nine months ended September 30, 2018, we sold 713,430 shares of Series A common stock for gross proceeds of approximately $1.2 million under this ATM agreement with approximately $21.5 million of Asterias common stock available for issuance and sale pursuant to the terms of the ATM Sales Agreement. For the nine months ended September 30, 2017, we sold 2.0 million shares of Series A common stock for gross proceeds of approximately $8.0 million.

We plan to use the proceeds and other cash we have available for general corporate purposes, including to fund our ongoing clinical programs, to develop certain of our product candidates and technology, to acquire new stem cell products and technology through licenses or similar agreements from other companies, and to defray overhead expenses and to pay general and administrative expenses.

Since inception, we have incurred net losses and have funded our operations primarily through the sales of our marketable equity securities, issuance of common stock, warrants, license fees, payments from research grants, and royalties from product sales. At September 30, 2018 we had an accumulated deficit of $132.3 million, working capital of $13.3 million and stockholders’ equity of $24.5 million. We have evaluated our projected cash flows and believe that our cash, cash equivalents, and restricted cash of $6.5 million as of September 30, 2018, our marketable equity securities of $6.2 million as of September 30, 2018, and $2.4 million of receivables largely related to our Novo agreements (payments were received in early October 2018) will be sufficient to fund our operations through at least the next twelve months from the issuance date of these financial statements. Additionally, in December 2017 we expanded our operating expense reduction efforts in order to further reduce our cash usage. If the value of our marketable equity securities decreases or we are unable to obtain future adequate financing or other funding for our clinical trials, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail our operations. Future financings or other funding may not be available to us at acceptable terms, or at all. Sales of additional issued equity securities would result in the dilution of interests of current shareholders.

During the nine months ended September 30, 2018, our total research and development expenditures were $10.8 million and our general and administrative expenses were $5.8 million. Our sources of cash during the nine months ended September 30, 2018 primarily consisted of $2.7 million from sales of our marketable equity securities and $1.2 million in from sales of Asterias equity securities. As of September 30, 2018 and December 2017, we had a working capital surplus of $13.3 million and $19.2 million, respectively.

Cash used in operations

Net cash used in operating activities during the nine months ended September 30, 2018 amounted to $10.0 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to the following non-cash items: $2.1 million of stock-based compensation, $2.0 million in amortization of intangible assets, $643,000 of stock issued in lieu of cash to a contract vendor, $761,000 in depreciation and amortization expense, and a $570,000 gain on the change in fair value of equity investment securities offset by $2.1 million in non-cash decrease on the Asterias Offering Warrants classified as a liability. The remaining $819,000 is associated with changes in our operating assets and liabilities, primarily related to decreases in accounts payable and other accrued liabilities.

Net cash used in operating activities during the nine months ended September 30, 2017 amounted to $18.7 million. The difference between the net loss and net cash used in operating activities during the period was primarily attributable to the following non-cash items: Asterias Warrants classified as equity non-cash expense in the amount of $2.0 million related to the modification of expiration date, stock-based compensation of $2.9 million, $2.0 million in amortization of intangible assets, $858,000 of stock issued in lieu of cash to a contract vendor and $840,000 in depreciation and amortization expense offset by $3.4 million in non-cash decrease on the Asterias Offering Warrants classified as a liability. The remaining $2.3 million is associated with changes in our operating assets and liabilities; of which $2.2 million is associated with decreases in our deferred grant income, and $0.8 million is associated with decreases in accounts payable and other accrued liabilities offset by a $608,000 decrease in our prepaid and other current assets and other assets.

Investing and financing activities

During the nine months ended September 30, 2018, we had $2.7 million for cash provided by investing activities, which was related to the sales of our marketable equity securities.

During the nine months ended September 30, 2018, Asterias raised $1.2 million in gross proceeds under its ATM from the sale of 713,430 shares of its common stock at a weighted average price of $1.64 per share, offset by $414,000 related to the payment of capital lease liabilities and lease liabilities $160,000 related to payments of taxes for vesting of employees restricted stock units.

During the nine months ended September 30, 2017, we had $44,000 of cash provided by investing activities, which was related to the $281,000 sales of our marketable equity securities. This amount was offset by $237,000 used to purchase equipment.

During the nine months ended September 30, 2017, Asterias raised approximately $8.0 million in gross proceeds under its ATM from the sale of 2,005,784 shares of its common stock at a weighted average price of $3.99 per share.

Contractual Obligations

As of September 30, 2018, our contractual obligations for the next five years and thereafter were as follows (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 Year	4-5 years	After 5 years
Operating leases (2)	$2,516	$814	$1,416	$286	$—
Capital lease (3)	$16	$7	$9	$—	$—
Total Contractual Obligation	$2,532	$821	$1,425	$286	$—

(1)	This table does not include payments to key employees that could arise if they were involuntarily terminated or if their employment terminated following a change in control.
(2)	Includes the lease of our principal office and research facilities in Fremont, California (see Note 8 to our financial statements included in Item 1).
(3)	Includes one capital lease for phone equipment.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Asterias’ qualitative and quantitative market risk since the disclosure in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2017, except as follows.

Marketable equity securities at fair value

As of September 30, 2018, we held 2,621,811 shares of BioTime common stock at fair value. Our marketable equity securities’ values are subject to changes in the stock price of BioTime. BioTime common stock trades on the NYSE American under the ticker “BTX”. As of September 30, 2018, the 52-week high/low stock price per share range for BioTime shares were $1.98 - $3.16.

Item. 4	Controls and Procedures

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

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

Risks related to the proposed merger with BioTime.

The market value of our shares and the shares of BioTime may vary significantly.

The price of our common stock at the time of the merger may vary significantly from the date the merger agreement was executed to the date on which the vote on the merger takes place and through the closing of the proposed merger.

The merger agreement has set the exchange ratio at 0.71 shares of BioTime common stock for every one share of Asterias common stock.  Any changes in the market price of BioTime common stock or Asterias common stock before the closing of the merger will not change the number of shares Asterias securityholders will be entitled to receive pursuant to the merger agreement. Therefore, if before the closing of the merger the market price of BioTime common stock declines, or the market price of Asterias common stock increases, from their respective market prices on the date of the merger agreement, then Asterias stockholders could receive merger consideration with substantially lower value for their shares of Asterias capital stock than the parties had negotiated for in the establishment of the exchange ratio. Similarly, if before the closing of the merger the market price of BioTime common stock increases or the market price of Asterias common stock decreases from the their respective market prices on the date of the merger agreement, then Asterias stockholders could receive merger consideration with substantially more value for their shares of Asterias capital stock than the parties had negotiated for in the establishment of the exchange ratio.

Changes in the market prices of our common stock may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, capital requirements, regulatory considerations, governmental actions, and legal proceedings and developments. Market assessments of the benefits of the merger, the likelihood that the merger will be completed, and general and industry-specific market and economic conditions may also have an effect on the market price of our common stock. Changes in the market price of our common stock may also be caused by fluctuations and developments affecting domestic and global securities markets. Neither BioTime nor Asterias is permitted to terminate the merger agreement solely because of changes in the market price of either party’s respective common stock price.

As a result, the market value of our common stock and of BioTime’s common stock may vary significantly from the date of the execution of the merger agreement to the date of the completion of the merger. There is no assurance that the merger will be completed, that there will not be a delay in the consummation of the merger or that all or any of the anticipated benefits of the merger will be obtained.

Failure to successfully consummate the proposed merger may adversely affect our future results.

The consummation of the proposed merger is subject to many contingencies, including, the approval of our shareholders, the approval of the BioTime shareholders, the absence of any event, change or other circumstances that could give rise to the termination of the merger agreement, and the effectiveness of the BioTime registration statement on Form S-4, among other conditions to consummation specified in the merger agreement.  We cannot make any assurances that the proposed merger will be successfully completed.  In the event that the proposed merger is not completed, we may be required to pay a termination fee, as well as certain costs relating to the merger, such as significant fees and expenses relating to legal, accounting, financial advisory and printing fees.  In addition, if the merger is not completed, we may experience negative reactions from the financial markets. We also could be subject to litigation related to a failure to complete the merger or to enforce our rights under the merger agreement. If the merger is not consummated, we cannot assure you that the risks described will not materially affect our business, financial results and stock price.

Consummating the mergers may divert management’s attention away from our operations.

Successful consummation of the propose merger could place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in closing the transition could harm our business, financial condition, operating results and evaluating strategic actions.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and programs in development may have an adverse effect on our business. These uncertainties may impair our ability to retain and motivate key personnel and could cause third parties that deal with us to defer entering into contracts with us or making other decisions concerning us or to seek  changes in their existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the merger, our business could be harmed. In addition, we may not undertake certain decisions or actions pending the closing of the merger, unless waived by BioTime. These covenants may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

If the conditions to the merger are not met, the merger may not occur.

The merger agreement specifies certain conditions must be satisfied or waived to complete the merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the merger may not occur or may be delayed, and we may lose some or all of the intended benefits of the merger.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

In general, either BioTime or Asterias can refuse to complete the merger if there is a material adverse change affecting the other party between November 7, 2018, the date of the merger agreement, and the closing. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could be said to have a material adverse effect on BioTime or Asterias, including:

•	conditions in the industries in which BioTime and Asterias operate;
•	general economic conditions in the United States or any other country;
•	conditions in the securities markets, credit markets, currency markets or other financial markets in the United States or any other country;
•	political conditions in the United States or any other country or acts of war, sabotage or terrorism in the United States or any other country;
•	earthquakes, hurricanes, tsunamis, tornadoes, floods, mudslides, wild fires or other natural disasters, weather conditions and other force majeure events in the United States or any other country;
•	changes in law or other legal or regulatory conditions or changes in GAAP or other accounting standards;
•
changes in stock price or the trading volume of BioTime’s or Asterias’ stock, or any failure by BioTime or Asterias to meet any public estimates or expectations of Asterias’ revenue, earnings or other financial performance or results of operations for any period, but not, in each case, the underlying cause of such changes or failures; and

•	effects directly resulting from the announcement of the merger agreement or the pendency of the merger, including any loss of employees of Asterias and/or BioTime.

If adverse changes occur and BioTime and Asterias nonetheless consummate the merger, the combined company stock price may suffer. This in turn may reduce the value of the merger.

We will incur significant transaction and merger-related transition costs in connection with the merger.

We expect to incur significant, non-recurring costs in connection with the negotiation and potential consummation of the merger. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur additional significant fees and expenses relating to legal, accounting and other transaction fees and other costs associated with the merger. Some of these costs are payable regardless of whether the merger is completed.

Moreover, under specified circumstances, the merger agreement contains certain termination rights which, under specified circumstances, provide that Asterias or BioTime, as applicable, would be required to pay the other party a termination fee of $2,000,000 or, under specified circumstances, reimbursable expenses in an amount not to exceed $1,500,000.

We must continue to retain and motivate executives and other key employees, which may be difficult in light of uncertainty regarding the merger, and failure to do so could negatively affect our business.

During the period before the merger is completed, we must continue to retain and motivate executives and other key employees. Experienced employees in our industry are in high demand and competition for their talents can be intense. Our employees may experience uncertainty about their future role with the combined company until, or even after, strategies with regard to the combined company are announced or executed. The potential implications of the merger may adversely affect our ability to retain and motivate executives and other key employees and keep them focused on applicable strategies and goals. Our failure to retain and motivate executives and other key employees during the period prior to the completion of the merger or thereafter could have a negative impact on our business.

BioTime’s ability to use our net operating loss carryforwards (NOLs) may be limited.

Under the provisions of the Internal Revenue Code, changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Calculations pursuant to Section 382 of the Internal Revenue Code can be very complicated and no assurance can be given that upon further analysis, BioTime’s ability to take advantage of our NOLs may be limited to a greater extent than anticipated.

The combined company may need to raise additional capital by issuing securities or debt or through licensing arrangements, which may cause dilution to the combined company’s shareholders or restrict the combined company’s operations or proprietary rights.

The combined company may be required to raise additional funds sooner than currently planned. Additional financing may not be available to the combined company when needed,  on favorable terms, or at all. To the extent that the combined company raises additional capital by issuing equity securities, such issuance may cause significant dilution to the combined company’s shareholders’ ownership and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description
10.1	*	Sublease Agreement between the Company and Novo Nordisk Research Center Seattle, Inc.
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	XBRL Instance Document
101.INS	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERIAS BIOTHERAPEUTICS, INC.

Date:	November 9, 2018	/s/ Michael H. Mulroy
Michael H. Mulroy
President and Chief Executive Officer

Date:	November 9, 2018	/s/ Ryan Chavez
Ryan Chavez
Chief Financial Officer